Form 10-Q
period 2021-03-31
Werewolf Therapeutics, Inc.
filed 2021-06-10
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to_____________.
Commission File Number 001-40366
______________________________________________________________________________________
WEREWOLF THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________

Delaware	82-3523180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Massachusetts Avenue, Suite 210 Cambridge, Massachusetts (Address of principal executive offices)	02138 (Zip Code)
Registrant’s telephone number, including area code: (617) 952‑0555
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HOWL	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company.
See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of June 4, 2021, there were 27,567,644 shares of common stock, $0.0001 par value per share, outstanding.

References to Werewolf
Throughout this Quarterly Report on Form 10-Q, or Quarterly Report, the “Company,” “Werewolf,” “Werewolf Therapeutics,” “we,” “us,” “our,” and similar references, except where the context requires otherwise, refer to Werewolf Therapeutics, Inc. and its consolidated subsidiary, and “board of directors” refers to the board of directors of Werewolf Therapeutics, Inc.
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements.
The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•the initiation, timing, progress and results of our research and development programs and preclinical studies and planned clinical trials;
•the anticipated timing of the submission of investigational new drug applications to the U.S. Food and Drug Administration for WTX-124, WTX-330 and WTX-613;
•our estimates regarding expenses, capital requirements, need for additional financing and the period over which we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•our plans to develop and, if approved, subsequently commercialize product candidates;
•the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for product candidates;
•the potential advantages of our PREDATOR platform and our ability to use our platform to identify and develop future product candidates;
•our estimates regarding the potential market opportunities for our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position and our expectations regarding our ability to obtain and maintain intellectual property protection;
•our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•the impact of government laws and regulations;
•our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•developments and expectations regarding developments and projections relating to our competitors and our industry; and
•the COVID-19 pandemic, which could adversely impact our business, including our preclinical studies and clinical trials.
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Item 1A. “Risk Factors” in this Quarterly Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make.. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.
You should read this Quarterly Report and the documents that we have filed or incorporated by reference as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

Trademarks and Trade names
We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. The service marks and trademarks that we own include the marks PREDATOR™ and INDUKINE™. Other trademarks, service marks and trade names appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.
Risk Factor Summary
Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Item 1A. “Risk Factors” in this Quarterly Report. These risks include, but are not limited to, the following:
•We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
•We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of our product candidates.
•We are very early in our development efforts. All of our product candidates are still in preclinical development and will require significant additional preclinical development before we can submit an investigational new drug application to the U.S. Food and Drug Administration to commence clinical development.
•Our business is highly dependent on the success of our initial INDUKINE molecules, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.
•Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
•Manufacturing INDUKINE molecules is subject to risk since they are a novel class of multi-domain biologics that include protease cleavable linkers, and they have never been produced on a clinical or commercial scale. We may be unable to manufacture INDUKINE molecules at the scale needed for clinical development and commercial production on a timely basis or at all.
•Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes.
•We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•We expect to develop product candidates in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any product candidates.
•The manufacturing of biologics is complex and we do not have our own clinical manufacturing capabilities. We will rely on third parties to produce preclinical, clinical and commercial supplies of all current and any future product candidates.
•We rely on our license agreement with Harpoon Therapeutics, Inc. for patent rights with respect to our product candidates and may in the future acquire additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses.
•Our proprietary position in part depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from using the same product candidate for another use.
•We identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may determine that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6.	Exhibits	62

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,602	$92,570
Prepaid expenses and other current assets	263	344
Total current assets	84,865	92,914
Property and equipment, net	694	651
Restricted cash	298	207
Operating lease right of use asset	2,305	2,471
Deferred financing costs	1,274	155
Total assets	$89,436	$96,398
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,800	$1,021
Accrued expenses	2,890	3,586
Operating lease liability, current	699	677
Other current liabilities	20	—
Total current liabilities	5,409	5,284
Operating lease liability, net of current portion	1,683	1,864
Other liabilities	—	31
Total liabilities	7,092	7,179
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.0001 per share, 80,247 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020; liquidation preference of $118,765 and $69,012 at March 31, 2021 and December 31, 2020, respectively	118,765	69,012
Series B redeemable convertible preferred stock, par value $0.0001 per share, 78,222 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020; liquidation preference of $117,333 and $72,070 at March 31, 2021 and December 31, 2020, respectively	117,333	72,070
Stockholders’ deficit:
Common stock, $0.0001 par value, 196,000 shares and 193,500 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 1,760 and 1,746 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	—	—
Accumulated deficit	(153,756)	(51,865)
Total stockholders’ deficit	(153,754)	(51,863)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$89,436	$96,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$4,817	$2,763
General and administrative	2,635	1,131
Total operating expenses	7,452	3,894
Operating loss	(7,452)	(3,894)
Other income:
Interest income, net	33	67
Other expense, net	(16)	—
Total other income	17	67
Net loss	(7,435)	(3,827)
Accretion of redeemable convertible preferred stock to redemption value	(95,016)	—
Net loss attributable to common stockholders	$(102,451)	$(3,827)
Net loss per share attributable to common stockholders, basic and diluted	$(83.36)	$(4.58)
Weighted-average common shares outstanding, basic and diluted	1,229	836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (unaudited)
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	48,675	$34,703	—	$—	1,737	$2	$102	$(24,408)	$(24,304)
Stock-based compensation expense	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	(3,827)	(3,827)
Balance at March 31, 2020	48,675	$34,703	—	$—	1,737	$2	$159	$(28,235)	$(28,074)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Stock-based compensation expense	—	—	—	—	—	—	539	—	539
Exercise of common stock options	—	—	—	—	14	—	21	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	49,753	—	45,263	—	—	(560)	(94,456)	(95,016)
Net loss	—	—	—	—	—	—	—	(7,435)	(7,435)
Balance at March 31, 2021	80,247	$118,765	78,222	$117,333	1,760	$2	$—	$(153,756)	$(153,754)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(7,435)	$(3,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	539	57
Depreciation	39	23
Non-cash lease expense	166	152
Changes in operating assets and liabilities:
Prepaid expenses and other assets	81	23
Accounts payable	724	302
Accrued expenses	(1,331)	(47)
Right of use assets and operating lease liability	(159)	(71)
Other liabilities	50	(11)
Net cash used in operating activities	(7,326)	(3,399)
Investing activities:
Purchases of property and equipment	(13)	(449)
Net cash used in investing activities	(13)	(449)
Financing activities:
Deferred financing costs	(559)	—
Stock option exercise	21	—
Net cash used in financing activities	(538)	—
Net decrease in cash and cash equivalents	(7,877)	(3,848)
Cash, cash equivalents and restricted cash—beginning of period	92,777	18,104
Cash, cash equivalents and restricted cash—end of period	$84,900	$14,256
Non-cash investing and financing activities:
Non-cash accretion of Series A and Series B redeemable convertible preferred stock	$95,016	$—
Issuance costs in accounts payable and accrued expenses	$560	$—
Purchases of property and equipment in accounts payable and accrued expenses	$130	$66
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business, Organization, and Liquidity
Werewolf Therapeutics, Inc. (“Werewolf” or the “Company”) was incorporated in the state of Delaware in October 2017. The Company is an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. The Company’s headquarters are located in Cambridge, Massachusetts.
Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
On May 4, 2021, the Company closed its initial public offering (“IPO”) of 7,500,000 shares of the Company’s common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $120.0 million and the net proceeds were approximately $108.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon completion of the Company’s IPO, all of the Company’s then outstanding preferred stock as of March 31, 2021 was automatically converted into an aggregate of 18,279,712 shares of common stock.
The Company had cash and cash equivalents of $84.6 million at March 31, 2021. The Company expects that its cash and cash equivalents, including the net proceeds from its IPO, will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from June 10, 2021, the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s final prospectus for its IPO dated April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited. The December 31, 2020 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements for the year ended December 31, 2020, and the notes thereto, which are included in the Prospectus. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, the fair values of common stock and redeemable convertible preferred stock, the fair value of the warrant liabilities, and the fair value of the preferred stock tranche rights. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021 and the adoption did not have material impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations or related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The Company has adopted the new guidance effective January 1, 2021 and the adoption did not have any material impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations or related disclosures.
3. Financial Instruments and Fair Value Measurements
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is determined based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used to develop the assumptions and for measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets measured at fair value on a recurring basis as of March 31, 2021 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$84,602	$—	$—	$84,602
Total assets	$84,602	$—	$—	$84,602
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$92,570	$—	$—	$92,570
Total assets	$92,570	$—	$—	$92,570
There were no changes in valuation techniques during the three months ended March 31, 2021. There were no liabilities measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.
Preferred Stock Tranche Liability—During 2019, the Company issued 48,675,140 shares of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) which contained the preferred stock tranche liability. The fair value of the preferred stock tranche liability was $7.8 million upon issuance and was remeasured to $7.3 million as of December 31, 2019. The preferred stock tranche liability was settled in June 2020 upon the closing of the second tranche of the Series A Preferred Stock. There was no change in the fair value of the preferred stock tranche liability for the three months ended March 31, 2020.
4. Restricted Cash
The Company maintained non-current restricted cash of $0.3 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively. This amount is comprised solely of letters of credit required pursuant to the Company’s leased office spaces.

5. Accrued Expenses
Accrued expenses as of March 31, 2021 and December 31, 2020 were comprised as follows (in thousands):

	March 31, 2021	December 31, 2020
Manufacturing	$1,166	$1,741
Employee compensation and benefits	381	990
Professional fees	832	654
Contract research	123	107
Other	388	94
Total accrued expenses	$2,890	$3,586
6. Redeemable Convertible Preferred Stock
The Company’s Series A and Series B redeemable convertible preferred stock, together referred to as “Preferred Stock,” has been classified as temporary equity on the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities as the preferred stock was redeemable upon the occurrence of a deemed liquidation event.
Upon completion of the Company’s IPO, all of the Company’s then outstanding preferred stock as of March 31, 2021 was automatically converted into an aggregate of 18.3 million shares of common stock.
Series A Preferred Stock
As of March 31, 2021, 80,246,565 shares of Series A Preferred Stock were issued and outstanding. These shares were issued at various closing dates between 2019 and 2020 for a purchase price of $0.70 per share. The shares were issued in exchange for cash proceeds of $44.0 million, net of issuance costs of $0.2 million and the exchange of approximately $12.0 million in outstanding convertible notes, including accrued interest.
Tranche Rights Issued with Series A Preferred Stock
Included in the terms of the Series A Preferred Stock purchase agreement (the “Series A Stock Purchase Agreement”) were certain tranche rights (the “Tranche Rights”). The Tranche Rights obligated the Series A Preferred Stock investors to purchase, and the Company to sell, an additional 31,571,425 shares of Series A Preferred Stock for a purchase price of $0.70 per share (the “Second Closing”) on November 1, 2020 or based on the election of each investor prior to the Second Closing. On May 12, 2020, the Series A Stock Purchase Agreement was amended such that the Second Closing would occur on June 1, 2020 or on an earlier date at the election of each investor.
The Company concluded that the Tranche Rights met the definition of a freestanding financial instrument, as the Tranche Rights were legally detachable and separately exercisable from the Series A Preferred Stock. Therefore, the Company allocated the net proceeds between the Tranche Rights and the Series A Preferred Stock. The trigger for the Second Closing was based on the passage of time or the election of the holders of Series A Preferred Stock. Based on the contractual terms, and the fact that the issuance was based on an event that was not within the control of the Company (i.e., written consent or passage of time), the Tranche Rights imposed an obligation on the Company to issue shares. Since the Series A Preferred Stock was contingently redeemable, the Tranche Rights were classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and were initially recorded at fair value. The Tranche Rights were measured at fair value at each reporting period. Since the Tranche Rights were subject to fair value accounting, the Company allocated the proceeds to the Tranche Rights based on the fair value at the date of issuance with the remaining proceeds being allocated to the Series A Preferred Stock.
The estimated fair value of the Tranche Rights was determined using a probability-weighted present value model that considered the probability of closing a tranche, the estimated future value of Series A redeemable convertible preferred stock at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The Tranche Rights were initially recorded as a liability of $7.8 million. The Company remeasured the liability on each subsequent balance sheet date and prior to settlement and issuance of shares in connection with the Second Closing, which occurred on June 1, 2020.
Series B Preferred Stock
As of March 31, 2021, 78,222,173 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) were authorized, issued and outstanding. These shares were issued for a purchase price of $0.92 per share. The issuance resulted in cash proceeds of $71.8 million, net of issuance costs of $0.3 million.
Rights, preferences, privileges, and restrictions:
The holders of Preferred Stock had the rights, preferences, privileges, and restrictions as set forth below:
Dividends:
The holders of Preferred Stock were entitled to receive non-cumulative dividends when, as and if declared by the Company’s board of directors at a rate of $0.056 per share and $0.0737 per share, respectively. The Company could only declare dividends on the common stock if the holders of Preferred Stock simultaneously received dividends at the same rate and same time as the common stock, with the holders of Preferred Stock participating on an as-if converted basis. No dividends were declared or paid as of March 31, 2021.

Voting Rights:
The holders of Preferred Stock were entitled to voting rights equal to the number of shares of common stock into which the shares of Preferred Stock were convertible. As long as at least 15,000,000 shares of Preferred Stock remained outstanding, the holders of Series A Preferred Stock, exclusively and as a separate class, were entitled to elect four members of the Company’s board of directors, and the holders of Series B Preferred Stock, exclusively and as a separate class, were entitled to elect two members of the Company’s board of directors. If the holders of the Preferred Stock failed to elect a sufficient number of directors to fulfill directorships for which they were entitled to elect directors, then any directorship would have remained vacant until the holders of Preferred Stock elected a person. The holders of common stock, and any other class or series of voting stock (including Preferred Stock) exclusively and voting together as a single class, were entitled to elect the balance of the total number of directors of the Company.
Liquidation Rights:
In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Preferred Stock had liquidation preferences, before any distribution or payment would have been made to holders of common stock, in an amount per share equal to the greater of (i) the original issue price of $0.70 per share for Series A Preferred Stock and the original issue price of $0.92 per share for Series B Preferred Stock, respectively, or (ii) an amount per share that would have been payable had, in the case of the Series A Preferred Stock, all shares of Series A Preferred Stock and, in the case of the Series B Preferred Stock, all shares of Series B Preferred Stock been converted to common stock. If the assets and funds to be distributed among the holders of Preferred Stock were insufficient to permit the payment to such holders, then the entire assets and funds of the Company legally available for distribution would have been distributed ratably among the holders of Preferred Stock in proportion to the preferential amount each such holder was otherwise entitled to receive.
Upon completion of the payment of the full liquidation preference of Preferred Stock, the remaining assets of the Company, if any, would have been distributed among the holders of common stock, pro rata based on the number of shares held by each common stockholder.
Conversion:
Each share of Preferred Stock was convertible into shares of common stock, at the option of the holder, at any time after date of issuance. As of March 31, 2021, each share of Preferred Stock was automatically convertible into the number of shares of common stock determined in accordance with the conversion rate upon the earlier of (i) the closing of a public offering, in which the gross cash proceeds are at least $75.0 million and the initial offering price to the public is at least $24.01 per share (as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, reorganizations, reclassifications or the like) or (ii) the occurrence of an event, specified by vote or written consent of the holders of 67% of the Series B Preferred Stock.
Redemption:
As of March 31, 2021, the Preferred Stock was not redeemable. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, the Preferred Stock was contingently redeemable. In addition, the Preferred Stock was redeemable at any time on or after the fifth anniversary of the original issue date. The Preferred Stock was redeemable at a price equal to the greater of (i) the original issue price of $0.70 per share for Series A Preferred stock and the original issue price of $0.92 per share for Series B Preferred Stock, respectively, or (ii) the fair market value of the Series A Preferred Stock and Series B Preferred Stock, as applicable, as of the redemption request date. As the Preferred Stock approached becoming redeemable due to the passage of time, the Company recorded changes in the redemption value and accreted the Preferred Stock immediately to redemption value as it occurred.
Protective Provisions:
As long as at least 20,000,000 shares of Preferred Stock were outstanding, as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations, reorganizations, reclassifications or the like, the Company could not, either directly or by amendment, merger, consolidation, reclassification or otherwise, do any of the following without the approval of the holders of a majority of the shares of outstanding Preferred Stock, including at least 67% of the then-outstanding shares of Series B Preferred Stock: (i) effect the consummation of a liquidation event or any other merger or consolidation, (ii) amend, alter or repeal any provision of the Company’s certificate of incorporation of bylaws in a manner that adversely affects the powers, preferences or rights of the Preferred Stock, (iii) create, or authorize the creation of, or obligate the Company to issue any equity security unless such security is junior to the Preferred Stock, (iv) subject to certain exceptions, purchase or redeem, or pay or declare or make any distribution on, any shares of the capital stock, (v) create, or authorize the creation of, or issue, or authorize the issuance of certain debt securities, (vi) change the authorized number of directors of the Company, (vii) increase the number of authorized shares of Preferred Stock, (viii) alter or change the powers, preferences or rights of the Preferred Stock, (ix) create, or hold capital stock in, any subsidiary that is not wholly owned or (x) enter into any transactions between the Company and any Company affiliate.
7. Term Loan
In May 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”). Under the terms of the Loan Agreement, PWB made available a term loan up to $6.0 million (“Term Loan A”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB is also obligated to make available an additional term loan in the amount of up to $8.0 million (“Term Loan B”, or collectively with Term Loan A, the “Term Loans”). The Company satisfied the conditions to draw Term Loan B in June 2020. Although Term Loan A was made available to the Company at the closing date, the Company elected to forgo making a draw, thereby incurring a delayed draw fee of $25,000 with PWB. As of March 31, 2021, the Company had not drawn down any Term Loans and had no outstanding borrowings under the Loan Agreement.
The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 1.75% above the prime rate then in effect or (ii) 5.00%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly.
The Company is obligated to pay PWB a fee of 5.00% of the amount drawn under the Term Loans upon the occurrence of the Company achieving certain conditions defined in the Loan Agreement (the “Success Fee”). The Success Fee will survive ten years from the date of payment of the Term Loan in full, such that, if the Loan Agreement is terminated prior to the payment of the Success Fee the Company will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event.
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 480—Distinguishing Liabilities from Equity. The Company determined that the fair value of the Success Fee was immaterial at both issuance and as of March 31, 2021.
Borrowings under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain covenants, which among other things, restrict the Company from (i) effectuating a merger or consolidation with or into any other business organization, (ii) paying dividends or making certain other distributions and (iii) making investments in any entities or instruments other than certain investments specified in the Loan Agreement. In addition, the Loan Agreement contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in the Company’s state of formation. The Company is also required to maintain unrestricted cash balances of at least 2.5 times its monthly cash burn, and has covenanted not to make any capital expenditures in excess of $0.4 million in the aggregate in any fiscal year without the prior written consent of PWB. In December 2020, the Loan Agreement was amended to allow the Company to make investments in its subsidiary, Werewolf Therapeutics Mass Securities, Inc., subject to certain conditions described in the Loan Agreement. In February 2021, the Loan Agreement was amended such that the Company may not make any capital expenditures in excess of $2.0 million in the aggregate in 2021 and $0.5 million in the aggregate in any fiscal year thereafter without the prior written consent of PWB.
PWB has the right to accelerate all obligations of the Company in the event of a material adverse effect on (i) the operations, business or financial condition of the Company (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of March 31, 2021, the Company had $14.0 million available to draw on the Term Loans and had no outstanding principal.
8. Common Stock
Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of March 31, 2021, no dividends on common stock had been declared by the Company.
The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Redeemable convertible preferred stock outstanding	18,280	18,280
Options issued and outstanding	2,401	2,059
Warrants issued and outstanding	59	59
Total	20,740	20,398
9. Stock-based Compensation
In 2017, the Company adopted the 2017 Stock Incentive Plan (the “Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards to eligible employees, officers, directors and consultants. The terms of stock options and restricted stock awards, including vesting requirements, are determined by the board of directors, subject to the provisions of the Plan.
As of March 31, 2021, the maximum number of shares of common stock authorized to be issued under the Plan was 3,728,307 shares, of which 28,893 shares were available for future issuance under the Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$140	$35
General and administrative	399	22
Total stock-based compensation	$539	$57

Restricted Stock Activity
Restricted stock issued under the Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ deficit as they vest.
The following table summarizes restricted stock award activity during the three months ended March 31, 2021 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	562	$1.54
Granted	—	$—
Vested	(64)	$1.53
Forfeited	—	$—
Unvested at March 31, 2021	498	$1.54
As of March 31, 2021, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2021 and 2020, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.3 million and $0.1 million, respectively.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.8%	0.9%
Expected term (in years)	6.0	6.0
Dividend yield	—%	—%
Expected volatility	79.8%	86.3%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $4.23 and $1.12 per share, respectively.
The following table summarizes stock option activity during the three months ended March 31, 2021 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	2,059	$3.79	9.76
Granted	356	$6.22
Exercised	(13)	$1.56
Cancelled	—	$—
Outstanding, March 31, 2021	2,402	$4.16	9.58
Exercisable at March 31, 2021	54	$3.25	9.14
The aggregate intrinsic fair value of stock options exercised during the three months ended March 31, 2021 was $0.1 million. There were no stock options exercised during the three months ended March 31, 2020.
As of March 31, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $6.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years.
10. Related Parties
For the three months ended March 31, 2020, the Company recorded $8,000 of general and administrative expense in the accompanying condensed consolidated statements of operations related to the MPM Capital management services. The Company did not incur any expense with MPM Capital for the three months ended March 31, 2021.

In December 2019, the Company entered into a consulting agreement with Briggs Morrison, M.D., a member of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, in December 2019, the Company issued Dr. Morrison a stock option for 46,570 shares of our common stock at an aggregate grant date fair value of $50,000, and agreed to reimburse certain of Dr. Morrison’s expenses in connection with the performance of services under the agreement. The stock option has an exercise price of $1.56 per share and is scheduled to vest with respect to 2.0833% of the shares underlying the stock option in equal monthly installments over four years following November 2019, subject to continuous service. The Company recognized $3,000 of expense related to this award in the research and development line in the condensed consolidated statements of operations for both the three months ended March 31, 2021 and 2020.
11. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, redeemable convertible preferred stock, outstanding stock options, unvested restricted stock awards and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive (in thousands):

	As of March 31,
	2021	2020
Redeemable convertible preferred stock (as converted)	18,280	5,615
Outstanding stock options	2,401	193
Unvested restricted common stock	498	886
Warrants to purchase common stock	59	59
Total	21,238	6,753
12. Subsequent Events
Reverse Stock Split
In connection with preparing for its initial public offering, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation, which became effective on April 23, 2021. The amendment, among other things, effected a 1-for-8.6691 reverse stock split of the Company’s common stock and a proportional adjustment to the conversion price for each series of preferred stock and to the exercise prices and number of shares of common stock underlying the outstanding stock options, and modified the requirements for the automatic conversion of all outstanding shares of preferred stock.
All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
Amendments to Articles of Incorporation
In connection with the completion of the IPO, the board of directors and stockholders approved the amended and restated certificate of incorporation to, among other things, provide for 200,000,000 authorized shares of common stock with a par value of $0.0001 per share and 5,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.
Stock Plans
The Company's board of directors adopted and the Company's stockholders approved the 2021 stock incentive plan ("2021 Plan"), which became effective immediately prior to the effectiveness of the Company's IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2021 Plan.
The Company's board of directors adopted and the Company's stockholders approved the 2021 employee stock purchase plan, which became effective upon the closing of the Company's IPO.
Lease
In June 2021, the Company entered into an office lease agreement (the “Lease”) for approximately 25,778 square feet of laboratory and office space in Watertown, Massachusetts, which will serve as the Company’s headquarters. The lease term is targeted to commence in March 2022 and has an approximate eight year term. Total estimated base rent payments over the term of the lease are approximately $17.9 million. The Company will also pay its proportional share of operating expenses and tax obligations. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our final prospectus for our initial public offering, or IPO, dated April 29, 2021 and filed with the United States Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. Some of the information with respect to our plans and strategy for our business, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the section entitled “Risk Factors in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types. We plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration for each of WTX-124 and WTX-330 in the first half of 2022, and thereafter initiate first in-human clinical trials for each candidate.
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $108.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, in May 2020, we entered into a loan and security agreement, or the Loan Agreement, under which we have the ability to borrow up to $14.0 million until November 2021. As of March 31, 2021, we had no outstanding borrowings under the Loan Agreement.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of March 31, 2021, we had an accumulated deficit of $153.8 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.
Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to raise capital, maintain our research and development efforts, expand our business or continue our operations at planned levels, and as a result we may be forced to substantially reduce or terminate our operations.
As of March 31, 2021, we had cash and cash equivalents of $84.6 million. We believe that our cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twenty-four months.
Impact of COVID-19 on Our Business
The worldwide COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 pandemic closely. To date, we have not experienced a material financial statement impact or business disruptions, including with our vendors, or impairments of any of our assets as a result of the pandemic. However, we cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial statements and operations, including our ongoing and planned preclinical activities and future clinical trials. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the pandemic and its impact on our contract research organizations, or CROs, third-party manufacturers, and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with which we do business.
Furthermore, the COVID-19 pandemic could affect our employees or the employees of research sites and service providers on which we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic are contained in the section titled “Item 1A. Risk Factors.”
Financial Operations Overview
Revenue
To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:
•salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•expenses incurred under agreements with third parties that conduct research and preclinical activities on our behalf;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and future clinical trial materials; and
•facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses.
We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates.
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate clinical trials of WTX-124 and WTX-330, continue preclinical studies of WTX-613 and continue to discover and develop additional product candidates.
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. The actual probability of success for our product candidates will depend on a variety of factors, including:
•the scope, rate of progress and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;
•establishing an appropriate safety profile;
•successful enrollment in and completion of clinical trials;
•whether our product candidates show safety and efficacy in our clinical trials;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
•continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates and we may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development activities.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research and development activities, manufacturing activities and expansion of our operations in connection with our anticipated commencement of clinical trials. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums and investor relations costs.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		$ Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$4,817	$2,763	$2,054
General and administrative	2,635	1,131	1,504
Total operating expenses	7,452	3,894	3,558
Operating loss	(7,452)	(3,894)	(3,558)
Other income:
Interest income, net	33	67	(34)
Other expense, net	(16)	—	(16)
Total other income	17	67	(50)
Net loss	$(7,435)	$(3,827)	$(3,608)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		$ Change
(in thousands)	2021	2020
Manufacturing	$1,988	$310	$1,678
Personnel	1,228	810	418
Contract research organization expense	728	662	66
Protein production, lab supplies and consumables	505	743	(238)
Other	368	238	130
Total research and development expenses	$4,817	$2,763	$2,054
Research and development expenses for the three months ended March 31, 2021 were $4.8 million, compared to $2.8 million for the three months ended March 31, 2020. The increase of $2.1 million was primarily due to:
•$1.7 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613; and
•$0.4 million of increased personnel costs due to increased headcount associated with expanded research and development activities.

General and Administrative Expenses
General and administrative expenses were $2.6 million for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. The increase of $1.5 million was primarily due to:
•$0.6 million and $0.3 million of increased personnel and recruiting costs, respectively, in preparation for increased requirements of operating as a public company; and
•$0.5 million of increased consulting costs to support the Company in preparation for its IPO.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2021 primarily through the issuance of convertible promissory notes for aggregate cash proceeds of $11.0 million and the issuance and sale of our Series A and Series B preferred stock for aggregate cash proceeds of $116.3 million.
On May 4, 2021, we closed our IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $108.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, in May 2020, we entered into the Loan Agreement, under which we have the ability to borrow up to $14.0 million until November 2021. As of March 31, 2021, we had no outstanding borrowings under the Loan Agreement.
Plan of Operation and Future Funding Requirements
We use our capital resources primarily to fund operating expenses, primarily research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical development and move into clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $153.8 million through March 31, 2021. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. Based on our current research and development plans, we expect that our existing cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to fund our operations for at least twenty-four months. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
The timing and amount of our operating expenditures will depend largely on:
•the scope, progress, timing, costs and results of researching and developing our current product candidates or any future product candidates, including with respect to our planned clinical trials of WTX-124 and WTX-330; the costs associated with attracting, hiring and retaining skilled personnel and consultants as our preclinical and clinical activities increase;
•the cost of manufacturing WTX-124, WTX-330, WTX-613 and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
•the costs of any third-party products used in our planned combination clinical trials that are not covered by such third parties or other sources;
•the potential additional expenses attributable to adjusting our development plans (including any supply related matters) as a result of the COVID-19 pandemic;
•the timing of, and the cost involved in, obtaining marketing approval for WTX-124, WTX-330, WTX-613 or any future product candidates, and our ability to obtain marketing approval and generate revenue from any potential commercial sales of such product candidates;
•the cost of building a sales force in anticipation of product commercialization and the cost of commercialization activities for WTX-124, WTX-330, WTX-613 or any future product candidates if we receive marketing approval, including marketing, sales and distribution costs;
•the potential emergence of competing therapies and other adverse market developments;
•the amount and timing of any payments we may be required to make pursuant to our license agreement with Harpoon Therapeutics, Inc., or Harpoon, or other future license agreements or collaboration agreements;
•our ability to establish future collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•any product liability or other lawsuits related to our product candidates;
•the extent to which we in-license or acquire other products and technologies; and
•the costs of operating as a public company.
Our existing cash and cash equivalents, will not be sufficient to complete development of WTX-124, WTX-330, WTX-613 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity may result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations and prospects.
Cash Flows
The following table provides information regarding our cash flows cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in:
Operating activities	$(7,326)	$(3,399)
Investing activities	(13)	(449)
Financing activities	(538)	—
Net decrease in cash, cash equivalents and restricted cash	$(7,877)	$(3,848)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was $7.3 million, compared to $3.4 million for the three months ended March 31, 2020. This increase of $3.9 million was primarily attributable to an increase in net loss of $3.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
 Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was less than $0.1 million, compared to $0.4 million for the three months ended March 31, 2020. This decrease of approximately $0.4 million was primarily attributable to a decrease in purchases of property and equipment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was $0.5 million. During the three months ended March 31, 2020, there was no cash flow from financing activities. This increase of $0.5 million was primarily attributable to the payment of costs related to our IPO during the three months ended March 31, 2021.
Term Loan Agreement
In May 2020, we entered into the Loan Agreement with Pacific Western Bank, or PWB, under which we have the ability to borrow up to $14.0 million in the form of a term loan on or prior to November 29, 2021. Borrowings under the Loan Agreement would be collateralized by substantially all of our assets, excluding intellectual property. As of March 31, 2021, we had no outstanding borrowings under the Loan Agreement.
Interest on any loan balances accrue at a variable annual rate equal to the greater of (i) PWB’s prime rate plus 1.75% and (ii) 5.00%. Interest-only payments on any loan balances are required to be paid on a monthly basis through May 29, 2021 or, at our election, November 29, 2021.
Subsequent to the interest-only period, any loan balances are required to be repaid in equal monthly payments of principal plus interest until the loan matures in May 2024. We have the option to prepay any amount borrowed under the Loan Agreement in full without a fee. In the event of a specified liquidation event, which included our IPO, we will are required to pay the bank a success fee of 5.00% of the total amount borrowed under the term loan, if any. Since we had no outstanding borrowings under the Loan Agreement, we were not obligated to pay a success fee in connection with our IPO. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect.

We are required to maintain unrestricted cash balances of at least 2.5 times our monthly cash burn, and we have covenanted not to make any capital expenditures in excess of $2.0 million in the aggregate in 2021 and $0.5 million in the aggregate in any fiscal year thereafter without the prior written consent of PWB.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we currently do not have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Contractual Obligations
Our contractual obligations as of March 31, 2021 were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	$3,210	$1,378	$1,832	$—	$—
(1)	Operating lease obligations consist primarily of our continuing rent obligations for our principal office located in Cambridge, Massachusetts which expires in March 2024.

In June 2021, we entered into an office lease agreement for approximately 25,778 square feet of laboratory and office space in Watertown, Massachusetts, which will serve as the Company’s headquarters. The lease term is targeted to commence in March 2022 and has an approximate eight year term. Total estimated base rent payments over the term of the lease are approximately $17.9 million. This amount is not included in the table above as the Lease was entered into subsequent to March 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, accrued expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from those estimates under different assumptions or conditions.
We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, we believe that our most critical accounting policies are those relating to research and development costs, accrued research and development costs and related prepaid expenses, stock-based compensation and fair value measurements.
There were no material changes to our critical accounting policies as reported in our final prospectus for our IPO dated April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
JOBS Act Accounting Election and Smaller Reporting Company Implications
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of reduced disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act if we are a smaller reporting company with less than $100 million in annual revenue.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as discussed below.
Based on our prior assessment as of December 31, 2020, management concluded that our internal control over financial reporting was not effective due to material weaknesses relating to the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities. These material weaknesses were not remediated as of March 31, 2021.
Notwithstanding these material weaknesses, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements in this Quarterly Reporting on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.
Remediation of Material Weaknesses
We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses by hiring a full-time chief financial officer in early February 2021, by hiring additional finance personnel, as well as by engaging financial consultants to assist with the evaluation and documentation of technical accounting matters. We have hired additional senior accounting staff, including those with expertise in SEC reporting and internal controls, and we expect to complete the remediation of the material weaknesses in the near future.
Changes in Internal Control over Financial Reporting
Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
We are an early-stage biopharmaceutical company with a limited operating history upon which our business and prospects can be evaluated. We commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing and optimizing our platform technology, identifying potential product candidates, enhancing our intellectual property portfolio, undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, we currently only have three product candidates, WTX-124, WTX-330 and WTX-613, none of which have entered clinical development, and all of our other development programs are in discovery or preclinical stages. We have not yet demonstrated an ability to successfully submit an investigational new drug application, or IND, to the U.S.

Food and Drug Administration, or the FDA, or successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net loss was $7.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $153.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124, WTX-330, WTX-613 and any future product candidates advance through preclinical studies and into clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:
•successfully complete our ongoing and planned preclinical studies;
•successfully submit our INDs to the FDA for WTX-124, WTX-330, WTX-613 and any future product candidates;
•successfully initiate clinical trials for WTX-124, WTX-330, WTX-613 and any future product candidates;
•successfully enroll subjects in, and complete, our planned clinical trials and future clinical trials;
•initiate and successfully complete all safety and efficacy studies to obtain U.S. and foreign regulatory approval for our product candidates;
•establish clinical and commercial manufacturing capabilities or make arrangements with third party manufacturers for clinical supply and commercial manufacturing;
•obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•effectively compete with other therapies;
•obtain and maintain healthcare coverage and adequate reimbursement;
•enforce and defend intellectual property rights and claims; and
•maintain a continued acceptable safety profile of our products following approval.
Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses we may incur in connection with these activities prior to generating product revenue. In addition, we may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of WTX-124, WTX-330, WTX-613 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to incur increasing expenses and operating losses over the next several years as we pursue clinical development of our product candidates and implement the additional infrastructure necessary to support our operations as a public reporting company. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for WTX-124, WTX-330, WTX-613 or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

As of March 31, 2021, we had cash and cash equivalents of $84.6 million. We believe that our existing cash and cash equivalents, including the net proceeds of $108.9 million from our initial public offering, or IPO, will be sufficient to fund our operations for at least twenty-four months. Our existing cash and cash equivalents, along with the net proceeds of our IPO will allow us to complete the development of WTX-124 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor, the development of WTX-330 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor and the preclinical development of WTX-613.
Our cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330, WTX-613 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
In addition, our cash forecasts are based on assumptions that may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional financing sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements, both short-term and long-term, will depend on many factors, including:
•the scope, progress, timing, costs and results of researching and developing our current product candidates or any future product candidates, including with respect to our planned clinical trials of WTX-124 and WTX-330;
•the costs associated with attracting, hiring and retaining skilled personnel and consultants as our preclinical and clinical activities increase;
•the cost of manufacturing WTX-124, WTX-330, WTX-613 and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
•the costs of any third-party products used in our planned combination clinical trials that are not covered by such third parties or other sources;
•the potential additional expenses attributable to adjusting our development plans (including any supply related matters) as a result of the COVID-19 pandemic;
•the timing of, and the cost involved in, obtaining marketing approval for WTX-124, WTX-330, WTX-613 or any future product candidates, and our ability to obtain marketing approval and generate revenue from any potential commercial sales of such product candidates;
•the cost of building a sales force in anticipation of product commercialization and the cost of commercialization activities for WTX-124, WTX-330, WTX-613 or any future product candidates if we receive marketing approval, including marketing, sales and distribution costs;
•the potential emergence of competing therapies and other adverse market developments;
•the amount and timing of any payments we may be required to make pursuant to our license agreement with Harpoon Therapeutics, Inc., or Harpoon, or other future license agreements or collaboration agreements;
•our ability to establish future collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•any product liability or other lawsuits related to our product candidates;
•the extent to which we in-license or acquire other products and technologies; and
•the costs of operating as a public company.
Other than our ability to draw down up to $14.0 million under our term loan facility prior to November 2021, we do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions resulting from the ongoing COVID-19 pandemic and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that arise from the pandemic. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts or other operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our platform technology or product candidates.
Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, borrowings under our loan and security agreement with Pacific Western Bank, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. To the extent that we incur indebtedness under our loan and security agreement, we would become obligated to make monthly payments to repay the loan balance with interest and pay an additional success fee. The incurrence of any other indebtedness would result in additional payment obligations. Under our loan and security agreement, we are required to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business, and any agreements governing any other indebtedness that we may incur could require us to comply with additional covenants. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history. As of December 31, 2020, we had federal and state net operating loss carryforwards of $35.9 million and $35.3 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our prior private placement financings or other transactions, we may have in the past experienced, and we may in the future experience as a result of subsequent ownership changes, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations. Similar provisions of state tax law may also apply.
Under the Tax Cuts and Jobs Act, or TCJA, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income and may not be carried back. However, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted in 2020, removes the 80% taxable income limitation for net operating loss deductions in tax years beginning prior to January 1, 2021. In addition, net operating losses generated in tax years beginning after December 31, 2017 and before January 1, 2021 can be carried back up to five taxable years.
Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates
We are very early in our development efforts. All of our product candidates are still in preclinical development and will require significant additional preclinical development before we can submit an IND to the FDA to commence clinical development.
We are very early in our development efforts and all of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform. We expect to submit an IND to the FDA with respect to each of WTX-124 and WTX-330 in the first half of 2022. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Our business is highly dependent on the success of our initial INDUKINE molecules, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.
Our business and future success is highly dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial INDUKINE molecules, including our most advanced product candidates, WTX-124 and WTX-330, each of which is in preclinical development.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.
To date, we have not submitted an IND to the FDA and have only had limited interactions with the FDA regarding our clinical development plans. We may experience issues surrounding preliminary trial execution, such as delays in FDA acceptance of our planned INDs, revisions in trial design and finalization of trial protocols, difficulties with patient recruitment and enrollment, quality and provision of clinical supplies, or early safety signals.

We are not permitted to market any biological product in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.
FDA approval of a BLA is not guaranteed, and the review and approval process is expensive and uncertain and may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.
The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidate that we develop based on the completed clinical trials.
Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successful develop and commercialize of WTX-124, WTX-330, WTX-613 and any future product candidates. The success of our product candidates will depend on several factors, including the following:
•completion of preclinical studies and clinical trials with favorable results;
•acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
•receipt of marketing approvals from applicable regulatory authorities, including BLAs from the FDA and maintaining such approvals;
•making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•maintaining an acceptable safety profile of our products following approval; and
•maintaining and growing an organization of scientists and business people who can develop our products and technology.
Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for WTX-124, WTX-330, WTX-613 or any future product candidates.
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization WTX-124, WTX-330, WTX-613 and any future product candidates, which may never occur. However, given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.
Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our novel PREDATOR platform. While we have had favorable preclinical study results related to WTX-124, WTX-330 and WTX-613, each of which we are developing by leveraging our PREDATOR platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We have no assurance that our PREDATOR platform will be able to produce product candidates that will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform, and our future success is highly dependent on the continued successful development of our platform and product candidates that we develop by leveraging our platform. Because all of our product candidates are based upon our PREDATOR platform, any development problems we may experience in the future related to any of our product candidates has the potential to impact the development of our other product candidates and any such development problems have the potential to cause significant delays or unanticipated costs and may ultimately not be able to be solved.
In addition, the clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. As a result, we may face a greater regulatory burden to initiate clinical trials or to obtain regulatory approval of our product candidates as compared to product candidates based on more established technology. In addition, any product candidates for which we may be able to obtain marketing approval may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Manufacturing INDUKINE molecules is subject to risk since they are a novel class of multi-domain biologics that include protease cleavable linkers, and they have never been produced on a clinical or commercial scale. We may be unable to manufacture INDUKINE molecules at the scale needed for clinical development and commercial production on a timely basis or at all, which would adversely affect our ability to conduct clinical trials and seek regulatory approvals or commercialize our programs, which would have an adverse effect on our business.
The manufacturing cell line currently in use to develop INDUKINE manufacturing processes has not been used to manufacture multi-domain proteins that include our protease cleavable linkers. The presence of these linkers presents a risk that unintended proteolysis may occur during the manufacture of INDUKINE molecules and that undesired fragments may not be able to be sufficiently removed by the purification process. The novel multi-domain composition of INDUKINE molecules may present a risk due to its complexity and challenges inherent to the manufacture of biologics. As a result, the risk of delays or failure in the manufacture of our INDUKINE molecules is high. Before we can commence clinical trials for a product candidate, the manufactured INDUKINE molecules must complete extensive analytical testing and be qualified for use in human studies. We cannot be certain of the timely completion or outcome of our analytical testing and suitability for human studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical material or if the outcome of our analytical testing will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for WTX-124, WTX-330, WTX-613 or any future preclinical programs on the timelines we expect, if at all, and we cannot be sure that the submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. In addition, we cannot be certain that we will be able to produce product candidates at the scale required for our clinical trials and, for any approved products, commercial production on a timely basis or at all, which could also have an adverse effect on our business.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
We have chosen to initially develop our lead product candidate, WTX-124, for the treatment of advanced solid tumors. We plan to develop our second product candidate, WTX-330, for the treatment of relapsed or refractory advanced or metastatic tumors or lymphoma. Nevertheless, our development efforts will be limited to a small number of cancer types and we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.
Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.
Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
All of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. To date, we have never advanced a product candidate into a clinical trial. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124, WTX-330 and WTX-613, we do not know whether any of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. Additionally, if we successfully commence clinical trials there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.
We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
•we may experience issues in reaching a consensus with regulatory authorities on trial design;
•regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites may deviate from a trial protocol or drop out of a trial or fail to conduct the trial in accordance with regulatory requirements;
•the number of subjects required for clinical trials of our product candidates may be larger than we anticipate or subjects may fail to enroll or remain in clinical trials at the rate we expect;
•subjects that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the subject from the trial, increase the needed enrollment size for the clinical trial or extend its duration;
•subjects may choose an alternative treatment for the indication for which we are developing our product candidates, or participate in competing clinical trials;
•subjects may experience severe or unexpected drug-related adverse effects;
•clinical trials of our product candidates may produce unfavorable, inconclusive, or clinically insignificant results;
•we may decide to, or regulators or IRBs or ethics committees may require us to, make changes to a clinical trial protocol or conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
•we may need to add new or additional clinical trial sites;
•our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we may experience manufacturing delays, and any changes to manufacturing processes or third party contractors that may be necessary or desired could result in other delays;
•we or our third party contractors may experience delays due to complications associated with the continuing COVID-19 pandemic;
•the cost of preclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or we may not be able to obtain sufficient quantities of combination therapies for use in clinical trials;
•reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates; and
•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond the clinical trials and testing that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these clinical trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with any of product candidates, we may:
•incur additional unplanned costs;
•be required to suspend or terminate ongoing clinical trials;
•be delayed in obtaining marketing approval, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing or other requirements;
•be required to perform additional clinical trials to support approval;
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•have the product removed from the market after obtaining marketing approval;
•be subject to lawsuits; or
•experience damage to our reputation.
Conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition to the factors above, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions, which may be costly, time consuming and may not be successful at all.
Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business. We cannot provide assurances that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our clinical trials. Significant preclinical study or clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:
•the severity of the disease under investigation;
•the patient eligibility and the inclusion and exclusion criteria defined in the protocol;
•the size and health of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•our ability to obtain and maintain patient consents;
•our ability to monitor patients adequately during and after treatment;
•the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•factors we may not be able to control, including the impacts of the COVID-19 pandemic, that may limit the availability of patients, principal investigators or staff or clinical sites.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing, if needed.
Our product candidates may cause undesirable or unexpectedly severe side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. We have not yet initiated clinical trials for any of our product candidates and it is likely that, as is the case with many treatments for cancer, there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Further, by design, clinical trials rely on a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered when a significantly larger number of patients is exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates after such approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•we may be subject to regulatory investigations and government enforcement actions;
•regulatory authorities may withdraw or limit their approval of such product candidates;
•we may decide to remove such product candidates from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•we may suffer reputational harm.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.
Public health crises such as the COVID-19 pandemic or similar outbreaks could adversely impact our business. In response to the COVID-19 pandemic, governments throughout the world have implemented variety of quarantines, travel restrictions and other public health and safety measures that have impacted, and may continue to impact, our operations. The ultimate extent to which COVID-19 impacts our operations, including our preclinical testing, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and the actions taken to contain COVID-19 or treat its impact, among others. Any negative impact

COVID-19 has on the execution of our product development plans could adversely affect our ability to timely submit INDs for product candidates, negatively affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
Effects of the COVID-19 pandemic that may delay or otherwise adversely affect our ongoing and planned preclinical activities, our planned clinical trials as well as our business generally, include:
•delays related to COVID-19 disruptions at CROs and contract manufacturers, or in the supply chain;
•delays in receiving approval from regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19;
•delays or difficulties in enrolling and retaining patients in clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our planned clinical trials;
•difficulties interpreting data from clinical trials due to the possible effects of COVID-19 on patients;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines; and
•interruptions, difficulties or delays arising in our existing operations and company culture as a result of many of our employees working remotely, including those hired during the COVID-19 pandemic.
Any of these effects, and other effects of the COVID-19 pandemic, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
We expect to develop WTX-124 and WTX-330, and potentially future product candidates, in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
We intend to develop WTX-124 and WTX-330, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we plan to conduct clinical trials of WTX-124 and WTX-330 both as monotherapy and in combination with immune checkpoint inhibitors. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.
Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our planned clinical trials for WTX-124 and WTX-330 in combination with an immune checkpoint inhibitor may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in such clinical trials. Checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events involving the lung, liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.
If we are able to obtain marketing approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the third-party drug, this may require us to work with such third party to satisfy such a requirement. We would also continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the third-party drug used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with such drug. Similarly, if the third-party drugs we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
We may not be successful in our efforts to identify or discover additional product candidates.
Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify or discover viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.
Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:
•the research methodology used may not be successful in identifying potential indications and/or product candidates;
•potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
•it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.
Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our current product candidates or to develop suitable additional product candidates through internal research programs, which could materially adversely affect our future growth and prospects.
We may become exposed to costly and damaging liability claims, either when testing our product candidates in the clinic or following commercial sale, and any product liability insurance we may obtain may not cover all damages from such claims.
We are exposed to potential product liability risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. The use of product candidates by us in clinical trials, and any sale of approved products in the future, may expose us to liability claims. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts.
Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval thereof, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the development or commercialization of our product candidates or any products for which we may have received marketing approval. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•delay or termination of clinical trials;
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
•initiation of investigations by regulators;
•costs to defend or settle the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•significant negative financial impact; and
•the inability to commercialize any of our product candidates, if approved.

Although we will seek to procure and maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be materially harmed.
We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any products that receive regulatory approval, either on our own or together with collaborators.
We have never commercialized a product candidate. We currently have no sales force or marketing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and supply capabilities or outsource these activities to one or more third parties.
Factors that may affect our ability to commercialize our product candidates on our own include our ability to recruit and retain adequate numbers of effective sales and marketing personnel and obtain access to or persuade adequate numbers of physicians to prescribe our product candidates, as well as any unforeseen costs we may incur in connection with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union or other key global markets. To the extent we need to rely upon one or more third parties, we may have little or no control over the marketing and sales efforts of those third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We will also face competition in any search for third parties to assist us with sales and marketing efforts for our product candidates. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
We are developing our initial product candidates for the treatment of cancer and have not commenced clinical trials of or received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.
We are aware of a number of companies that are developing cytokines as immunotherapies, as well as different modalities, including monoclonal antibodies, cell therapies, oncolytic viruses and vaccines.
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Alkermes, BioNTech, Medicenna, Nektar Therapeutics (Bristol-Myers Squibb), Neoleukin Therapeutics, Roche, Synthorx (Sanofi) and Xilio Therapeutics.
There are no approved Interleukin-12, or IL-12, therapies currently on the market for the treatment of cancer However, if approved, WTX-330 may face competition from other IL-12 based cancer therapies that are in development, including modified IL-12 or intra-tumoral IL-12 delivery programs , such as DragonFly Therapeutics, Juno Therapeutics (Bristol-Myers Squibb), Oncorus and Turnstone Biologics.
If approved, WTX-613 may face competition from other Interferon alpha, or IFNα, cancer therapies. Intron-A, a recombinant IFNα-2b molecule marketed by Merck, has been approved by the FDA for the treatment of several forms of cancer, including specific types of leukemia and lymphoma. We are aware of other IFNα programs targeting the treatment of cancer in development by Immunomedics and Takeda.
Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. We also compete with these organizations in establishing clinical trial sites and patient registration for clinical trials, as well as in recruiting and retaining qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel product candidates or to in-license novel product candidates that could make our product candidates less competitive or obsolete. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. The availability of competing products could limit the demand and the price we are able to charge for product candidates we commercialize, if any. The inability to compete with existing or subsequently introduced drugs would harm our business, financial condition and results of operations.
The sizes of the potential markets for our product candidates are difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.
The potential market opportunities for our product candidates are difficult to estimate and, if our product candidates are approved, will ultimately depend on, among other things, the indications for which our product candidates are approved for sale, any drugs with which our product candidates are co-administered, the success of competing therapies and therapeutic approaches, acceptance by the medical community, patient access, product pricing and reimbursement. Our estimates of the potential market opportunities for our product candidates are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.
The successful commercialization of our product candidates will depend in part on the extent to which we obtain and maintain favorable coverage, adequate reimbursement levels and pricing policies with third party payors.
The availability and adequacy of coverage and reimbursement by third-party payors, including governmental healthcare programs such as Medicare and Medicaid, managed care organizations, and private health insurers, are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates, if approved. Even if our product candidates are approved and we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved, and may not be able to obtain a satisfactory financial return on our product candidates.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. The regulations that govern marketing approvals, pricing and reimbursement for new medicines vary widely from country to country. In the United States, third-party payors play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how third-party payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.
No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor and coverage and reimbursement by one payor does not guarantee coverage and reimbursement by another payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community necessary for commercial success.
If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, hospitals, cancer treatment centers, third-party payors, and others in the medical community. For example, cancer treatments like chemotherapy, radiation therapy and certain existing immunotherapies are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
The degree of market acceptance of any product, if approved for commercial sale, will depend on a number of factors, including:
•its efficacy, safety and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects;
•the product’s convenience and ease of administration compared to alternative treatments;
•the clinical indications for which the product is approved;
•the willingness of the target patient population to try a novel treatment and of physicians to prescribe such treatments;
•the recommendations with respect to the product in guidelines published by scientific organizations;
•the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including, if applicable, with respect to the use of the product as a combination therapy;
•the strength of marketing, sales and distribution support;
•the effectiveness of our sales and marketing efforts;
•the approval of other new products for the same indications; and
•our ability to offer the product for sale at competitive prices.
If we obtain marketing approval for a product but such product does not achieve an adequate level of market acceptance, we may not generate or derive significant revenue from that product and our business, financial condition and results of operations may be adversely affected.
We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, a reference biological product is granted 12 years of non-patent exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
If competitors are able to obtain regulatory approval for biosimilars referencing our product candidates, our product candidates may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.
Risks Related to Our Dependence on Third Parties
We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any product candidates.
We depend, and expect to continue to depend, upon third parties, including independent investigators and CROs, to conduct preclinical studies and our planned clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, and any of these third parties may terminate their engagements with us at any time, any of which may result in delays to our development timelines and increased costs.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current Good Clinical Practices, or cGCP, requirements for clinical trials, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP requirements. In addition, our clinical trials must be conducted with biologic product produced under current Good Manufacturing Practice, or cGMP, requirements.
Our failure or any failure by these third parties to comply with the applicable regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third parties conducting our clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which could materially impact our ability to meet our desired clinical development timelines. Though we plan to carefully manage our relationships with CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
The manufacturing of biologics is complex and we do not have our own clinical manufacturing capabilities. We will rely on third parties to produce preclinical, clinical and commercial supplies of all current and any future product candidates.
To date, we have produced limited quantities of our product candidates at our own facilities for preclinical evaluation. However, going forward we will rely on third-party contract manufacturers to manufacture some of our preclinical supply and all of our clinical trial supply. We do not own manufacturing facilities capable producing drug products at clinical scale. We have in the past experienced delays in receiving preclinical product supplies from third-party manufacturers and there can be no assurance that our preclinical and clinical development product supplies from third parties will not in the future be limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.
We have entered into a contract manufacturing services agreement with Lonza Biologics, or Lonza, pursuant to which we agreed to retain their services for drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply. We will consider engagement with Lonza for drug substance manufacturing for our third program, WTX-613, but we could contemplate others as the program advances. We have entered into a contract manufacturing services agreement with Patheon Manufacturing Services, or Patheon, pursuant to which we agreed to retain their services for drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications. To support the manufacture of clinical vialled drug product, Lonza will conduct substantial analytical testing of WTX-124 and WTX-330 vialled drug product. If Lonza or Patheon are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our planned combination clinical trials of WTX-124 or WTX-330 with immune checkpoint inhibitors, we will need to procure supply of the immune checkpoint inhibitors for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.

The manufacturing process for a clinical candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with their standards, such as cGMPs. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. The transfer of the manufacturing of biologic products to a new contract manufacturer and any additional process development that may be necessary can be lengthy and involve significant additional costs. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer would negatively affect our ability to develop product candidates in a timely manner or within budget.
Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:
•inability to meet our drug specifications and quality requirements consistently;
•inability to initiate or continue preclinical studies or clinical trials of product candidates under development;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and drug quality issues, including related to scale-up of manufacturing;
•failure to comply with cGMP and similar foreign standards;
•reliance on a limited number of sources, and in some cases, single sources for drug components and raw materials, such that if we are unable to secure a sufficient supply of these drug components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
•lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•disruption of operations by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or the issuance of an FDA Form 483 notice or warning letter, or as a result of the effects of the COVID-19 pandemic on third-party manufacturers;
•carrier disruptions or increased costs that are beyond our control;
•failure to deliver our drugs under specified storage conditions and in a timely manner; and
•the possible misappropriation of our proprietary information, including our trade secrets and know-how.
Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production, any of which could result in a failure to begin our clinical trials or having to stop ongoing clinical trials. In addition, our third-party manufacturers and suppliers are subject to FDA inspection from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidate may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.
In addition, our contract manufacturers are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility, which could impact the contract supplier’s or manufacturer’s ability to manufacture drug product for us.
We may seek to enter into collaborations or other similar arrangements for our product candidates. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. We may also enter into collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.
Collaborations involving our product candidates would pose significant risks to us, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays in or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•collaborators may not provide us with timely and accurate information regarding development, regulatory or commercialization status or results, which could adversely impact our ability to manage our own development efforts, accurately forecast financial results or provide timely information to our stockholders regarding our out-licensed product candidates;
•if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated; and
•collaborations may be terminated, including for the convenience of the collaborator, and, if terminated, we may find it more difficult to enter into future collaborations or be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. In addition, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report will apply to the activities of any of our collaborators.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent protection for any product candidates we develop or for our PREDATOR platform and other proprietary technologies we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates and technology similar or identical to our product candidates and technology, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our PREDATOR platform, our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our PREDATOR platform and our product candidates that are important to our business; we also license and may in the future license or purchase additional patents and patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our PREDATOR platform, our product candidates and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.
If the scope of the patent protection we or our potential licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot provide assurances that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.
Our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.
Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. No consistent policy governing the scope of claims allowable in the field of engineered therapeutic proteins has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.
The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose our confidential or proprietary information before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.
The issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending patent applications cannot be enforced against third parties unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or any patent applications that we may license in the future will result in patents being issued. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even if patent applications we currently own or that we may license in the future issue as patents, they may not issue in a form that will provide us with adequate protection to prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether our PREDATOR platform or any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade our patent rights by developing new products that are similar to our product candidates, biosimilars of our product candidates, or alternative technologies or products in a non-infringing manner.
The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the U.S. Patent and Trademark Office, or USPTO, or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
We rely on the Harpoon agreement for patent rights with respect to our product candidates and may in the future acquire additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses.
We rely on our Second Amended and Restated Assignment and License Agreement, or the Harpoon Agreement, with Harpoon, pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our PREDATOR platform, development programs and product candidates. The Harpoon Agreement gives us non-exclusive, sublicensable, worldwide rights to develop, manufacture, and commercialize products containing certain of Harpoon’s patented technology and exclusive, irrevocable rights to certain other Harpoon inventions that may be made during a limited collaboration period. The Harpoon Agreement imposes disclosure, royalty payment and other obligations on us.
Moreover, the growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.
Under the Harpoon Agreement, Harpoon is responsible for prosecution and maintenance of the licensed patents and any future third party from whom we may license patent rights may similarly be responsible for prosecution and maintenance of such patents. We have limited control over the activities that are the responsibility of Harpoon, and would have limited control over the activities that are the responsibility of any future licensor, and it is possible that prosecution and maintenance of licensed patents by Harpoon or any future licensor may be less vigorous than had we conducted such activities ourselves. Furthermore, the Harpoon Agreement is subject to, and we expect our future license agreements may also be subject to, a reservation of rights by one or more third parties, including the licensor. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Disputes may arise regarding intellectual property subject to the Harpoon Agreement or any future license agreements of ours, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our or our licensor’s ability to defend intellectual property and to enforce intellectual property rights against third parties;
•the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate any intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under the license agreement;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and any partners of ours; and
•the priority of invention of patented technology.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks described in this Quarterly Report with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.
Harpoon and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability to develop and commercialize products and technology covered by such license agreements. If any of our current or future inbound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products that are covered by such license agreements and underlying patents, which might be identical to our products or product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license or fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
Any licensor of ours may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that such licensor is not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.
If our efforts to protect the proprietary nature of the intellectual property related to our technologies and product candidates are not adequate, we may not be able to compete effectively in our market.
Biotechnology and pharmaceutical companies generally, and we in particular, compete in a crowded competitive space characterized by rapidly evolving technologies and aggressive defense of intellectual property. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Our or our licensor’s failure to comply with all such provisions during the patent process could result in abandonment or lapse of a patent or patent application that we own or license, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market and compete with us earlier than would otherwise have been the case.
We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies and our product candidates. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements and product candidates, thus eroding our competitive position in our market. We, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.
It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees or licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
We seek or plan to seek patent protection for our PREDATOR platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. However, we cannot predict:
•if and when patents will issue;
•if patents will issue with claims that cover our product candidates;
•the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•whether any of our intellectual property will provide any competitive advantage;
•whether any of our patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•whether we will need to initiate or defend litigation or administrative proceedings which may be costly regardless of whether we win or lose.
Additionally, we cannot be certain that the claims in our pending patent applications covering our product candidates, PREDATOR platform and research programs will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or technology or uses thereof in the United States or in other foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates or technology is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. Various post-grant review proceedings, such as inter partes review, post-grant review and derivation proceedings, are available and may be pursued by any interested third party in the USPTO to challenge the patentability of claims issued in patents to us or our licensors. No assurance can be given as to the outcome of any such post-grant review proceedings. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a USPTO-administered post-grant review system that has affected patent litigation. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to make or use polypeptides or nucleic acids that are similar to our product candidates or components of our product candidates but that are not covered by the claims of our patents;
•the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
•we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
•we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•it is possible that our pending patent applications will not result in issued patents;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•it is possible that others may circumvent our owned or in-licensed patents;
•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or technology;
•our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
•the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•we have engaged in scientific collaborations in the past and will continue to do so in the future, and such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•we may not develop additional proprietary technologies for which we can obtain patent protection;
•it is possible that product candidates or technology we develop may be covered by third parties’ patents or other exclusive rights; or
•the patents of others may have an adverse effect on our business.
Our proprietary position in part depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from using the same product candidate for another use.
Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of making or method of use. Although we have two issued patents with certain composition of matter claims with respect to WTX-124 and IL-12 INDUKINE molecules, we also have pending patent applications with other composition of matter claims with respect to our product candidates. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our patents that have issued or may issue will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect a specified method of using a product, such as a method of use for treating a particular medical indication. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent by enforcing patent rights or otherwise. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and license and other agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
Courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our product candidates and PREDATOR platform, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms and related processes are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.
Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. However, we cannot provide assurance that these agreements and policies will not be breached by our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors and that our trade secrets and other proprietary and confidential information will not be disclosed to publicly or to competitors.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.
If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
•redesigning our product candidates or processes so they do not infringe third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time.
Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, WTX-613 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available on commercially reasonable terms or at all. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, WTX-613 and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE constructs we may not be able to obtain intellectual property to broad INDUKINE polypeptides or engineered INDUKINE constructs.
Our product candidates may also require specific formulations to work effectively and efficiently, and rights to such formulation technology may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific components, such as linkers and antibody fragments, that will be used with our product candidates may be covered by the intellectual property rights of others.
Additionally, we may collaborate with or sponsor research at academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration or sponsorship. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file lawsuits with infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.
Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Some of our patent applications have been granted or may be granted or allowed in the future. We cannot be certain that an allowed patent application will become an issued patent. There may be events that can cause the allowance of a patent application to be withdrawn. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will re-allow the application in view of the new material. Further, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies and to help us comply with other procedural, documentary and other similar requirements and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
Issued patents covering our product candidates or technology could be found invalid or unenforceable if challenged in court or the USPTO.
If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that the patent covering our product candidate or technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates or technology. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
We have obtained granted patents in the United States that we consider to be important for certain of our product candidates, however, we may have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue generic coverage of our PREDATOR platform or of our INDUKINE molecules outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
In addition, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were previously employed at other pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other confidential information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.
If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.
Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.
The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The factors that may limit any potential competitive advantage provided by our intellectual property rights include:
•pending patent applications that we own or license may not lead to issued patents;
•patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
•others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any of our owned or in-licensed patents, should any such patents issue;
•third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•we (or our licensors) might not have been the first to make the inventions covered by a pending patent application that we own or license;
•we (or our licensors) might not have been the first to file patent applications covering a particular invention;
•others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
•we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•we may not develop or in-license additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
Should any of these events occur, they could significantly harm our business and results of operation.
Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters
Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA or BLA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.
Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we may be granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions and any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.
In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.
In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.
We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the European Medicines Agency, or EMA, will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.
We may seek orphan drug designations for our product candidates and may be unable to obtain such designations. Even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Any product candidate for which we obtain marketing approval is subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.
Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
Failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•damage to relationships with collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our products.
Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.
We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
We and our contract manufacturers are subject to significant regulation. The manufacturing facilities on which we rely may not continue to meet regulatory requirements, which could materially harm our business.
All entities involved in the preparation of product candidates for clinical trials or commercial sale, including any contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing.
We or our contract manufacturer must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidate. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.
The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product, or revocation of a pre-existing approval. Any such consequence would severely harm our business, financial condition and results of operations.
Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for any of our candidate products that do receive marketing approval.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
The ACA substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. On February 10, 2021, the DOJ withdrew the federal government’s support for overturning the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2021, unless additional Congressional action is taken. Legislation is currently pending in Congress that would further extend this suspension through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.
Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.
Current and future legislative efforts may limit the costs for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. In recent years, there have been several U.S. congressional inquiries, executive orders and policy initiatives, as well as proposed and enacted state and federal legislation designed to, among other things, implement drug pricing reform, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, the Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives, and several agencies, including the FDA, the Centers for Medicaid & Medicare Services and HHS, issued rulemaking related to drug pricing reform during the Trump Administration. It is unclear whether the Biden Administration will work to reverse these measures or pursue similar policy initiatives.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Finally, outside the United States, in some nations, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished profits and future earnings.
Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Potentially applicable U.S. federal and state healthcare laws and regulations include the following:
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.
False Claims Laws. The federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program.
HIPAA and HITECH. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to HHS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and ownership and investment interests by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Compliance with state, national and international privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to a variety of harms, including significant fines and penalties, litigation and reputational damage, any of which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate or are likely to operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the United States.
Brexit has complicated data protection regulation in the United Kingdom because, as of January 1, 2021, the GDPR has been converted into United Kingdom law and the United Kingdom is now a “third country” under the GDPR, subject to a transition period. Unless the European Commission makes an ‘adequacy finding’ in respect of the United Kingdom before the expiration of the transition period, the United Kingdom will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the United Kingdom will require a ‘transfer mechanism,’ such as the standard contractual clauses. Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA.
As a result, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GDPR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
Actions are either in place or under way in the United States to enact similar legislation. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the third-party processing, storage and transmission of such information.
New legislation proposed or enacted in Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Virginia, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
We are subject to U.S. and certain foreign export control, import, sanctions, anti-corruption, and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
Noncompliance with the laws and regulations described above could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, however this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.
Our employees, independent contractors, CROs, consultants, commercial partners, vendors and principal investigators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, commercial partners, vendors and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.
Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. Even with appropriate policies and procedures, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent such activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.
Risks Related to Our Business Operations, Employee Matters and Managing Growth
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.
We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters which outline the terms of employment with each of our executive officers, each of them may terminate their employment with us at any time. As such, these employment offer letters do not guarantee our retention of our executive officers for any period of time. We do not maintain “key person” insurance for any of our employees.
Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. We are based in the Cambridge area of Boston, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited, and could harm our business, prospects, financial condition and results of operations.

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of March 31, 2021, we had 28 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
We depend on our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, inability to access systems, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.
We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality, availability and integrity of such confidential information. Our internal information technology systems and infrastructure, and those of our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, intentional or accidental actions or inactions by persons inside our organization or by persons with access to systems inside our organization.
The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs.
Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption of our discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, any of which could materially adversely affect our business, results of operations and financial condition.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
We depend on our employees, consultants, contract manufacturers, and CROs, and other parties, for the continued operation of our business. Our or their operations could be significantly disrupted by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, ice and snowstorms, extreme weather conditions, medical epidemics or pandemics, terrorist attacks, and other natural or manmade disasters or business interruptions, for which we are, and they may be, predominantly self-insured. Because we rely on third-party contract manufacturers to produce our product candidates, our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

A variety of risks associated with marketing our product candidates internationally, if approved, could materially adversely affect our business.
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•regulatory requirements in foreign countries that differ from those in the United States;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the FCPA or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
Any of these factors could harm our future international expansion and operations and, consequently, our results of operations.
We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
An active trading market for our common stock may not continue to develop or be sustained and our stockholders may not be able to resell their shares of our common stock..
Our common stock began trading on the Nasdaq Global Select Market on April 29, 2021. Prior to April 29, 2021, there was no public market for our common stock. We cannot predict the extent to which an active market for our common stock will continue to develop or be sustained, or how the development of such a market might affect the market price for our common stock. As a result, it may be difficult for our stockholders to sell their shares of our common stock at an attractive price or at all.
The price of our common stock could be subject to volatility related or unrelated to our operations.
Our stock price is likely be volatile. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
•adverse results from preclinical studies;
•the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;
•adverse results from, delays in initiating or completing, or termination of clinical trials;

•unanticipated serious safety concerns related to the use of our product candidates;
•clinical trial results from, or regulatory approval of, a competitor’s product candidate;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•lower than expected market acceptance of our product candidates following approval for commercialization;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•introduction of new products or services by our competitors;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•conditions or trends in our industry;
•our cash position;
•sales of our common stock by us or our stockholders in the future;
•adoption of new accounting standards;
•ineffectiveness of our internal controls;
•changes in the market valuations of similar companies;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology and pharmaceutical industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel;
•overall performance of the equity markets;
•trading volume of our common stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;
•significant lawsuits, including patent or stockholder litigation;
•proposed changes to healthcare laws or pharmaceutical pricing in the United States or foreign jurisdictions, or speculation regarding such changes;
•developments with respect to the COVID-19 pandemic;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.
If securities or industry analysts do not publish or cease publishing research or reports about our company, or if they issue unfavorable or inaccurate research regarding our business, our share price and trading volume could decline.
The trading market for our common stock relies, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have research control over these analysts. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analysts with provide favorable coverage. Although we have obtained coverage, if one or more of the analysts covering us downgrades our stock or publishes unfavorable or inaccurate research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 4, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates will beneficially own in the aggregate approximately 72.2% of our outstanding common stock.
As a result of their share ownership, these stockholders, if they act together, have the ability to influence our management and policies and are able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.
In addition, this concentration of ownership might adversely affect the market price of our common stock by:
•delaying, deferring or preventing a change of control of us;
•impeding a merger, consolidation, takeover or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We have broad discretion regarding use of our cash and cash equivalents, and we may use them in ways that do not enhance our operating results or the market price of our common stock.
Our management has broad discretion in the application of our cash and cash equivalents. We could utilize our cash and cash equivalents in ways our stockholders may not agree with or that do not yield a favorable return, if any, and our management might not apply our cash and cash equivalents in ways that ultimately increase the value of our stockholders’ investments. If we do not utilize our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 4, 2021, we have 27,567,644 shares of common stock outstanding, which includes the 7,500,000 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 20,067,644 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after expiration of the lock-up agreements. Jefferies LLC, SVB Leerink LLC and Evercore Group L.L.C., in their sole discretion, may release some or all of the securities subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.
In addition, we have also filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of 5,993,906 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 18,279,712 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company.
We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ended December 31, 2022.. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
We identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may determine that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
We have identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities.
We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses by hiring a full-time chief financial officer in early February 2021, by hiring additional finance personnel, as well as by engaging financial consultants to assist with the evaluation and documentation of technical accounting matters. We have hired additional senior accounting staff, including those with expertise in SEC reporting and internal controls, and we expect to complete the remediation of the material weaknesses in the near future. We will incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We cannot provide assurances that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.
We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012 or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not.

Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.
Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that only one of three classes of directors is elected each year;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from our board of directors;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees and increase the costs to our stockholders of bringing such claims.
Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, and increase the costs to such stockholders of bringing such a claim, either of which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find the either exclusive forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
During the period covered by this Quarterly Report, we have issued the following securities that were not registered under the Securities Act:
1.We have granted stock options to purchase an aggregate of 355,537 shares of our common stock, with exercise prices ranging from $5.98 to $6.76 per share, to employees and consultants pursuant to our 2017 Stock Incentive Plan.
2.We have issued an aggregate of 13,414 shares of common stock to employees and consultants for cash consideration in the aggregate amount of $21,000 upon the exercise of stock options.
The issuances of stock options and shares of common stock upon exercises thereof that are described in paragraphs (1) and (2) above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. The shares of common stock issued upon the exercise of stock options are deemed to be restricted securities for purposes of the Securities Act.
On April 30, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.
Use of Proceeds from Registered Securities
On May 4, 2021, we completed our IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share for aggregate gross proceeds of approximately $120.0 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255132), which was declared effective on April 29, 2021. Jefferies LLC, SVB Leerink LLC and Evercore Group L.L.C. acted as joint book-running managers of the IPO, and H.C. Wainwright & Co., LLC acted as manager of the IPO. We received aggregate net proceeds from the IPO of approximately $108.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors or officers or their associates or to persons owning ten percent or more of any class of our equity securities or to any of our affiliates.
Since the IPO closed on May 4, 2021, we had not used any of the net proceeds from the IPO as of March 31, 2021. Information related to our intended use of the proceeds from our IPO is included in the “Use of Proceeds” section of the final prospectus dated April 29, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2021).
10.1	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.2	Form of Stock Option Agreement under 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.3	Form of Restricted Stock Agreement under 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.4	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.5	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.6	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 8, 2021).
10.7	Lease Agreement dated as of March 3, 2021, by and between the Registrant and ARE-480 Arsenal Street, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 8, 2021).
10.8+	Employment Agreement dated as of April 23, 2021, by and between the Registrant and Daniel J. Hicklin, Ph.D. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.9+	Employment Agreement dated as of April 23, 2021, by and between the Registrant and Randi Isaacs M.D. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.10+	Employment Agreement dated as of April 23, 2021, by and between the Registrant and Cynthia Seidel-Dugan, Ph.D. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.11+	Employment Agreement dated as of April 23, 2021, by and between the Registrant and Reid Leonard, Ph.D. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.12+	Employment Agreement dated as of April 23, 2021, by and between the Registrant and Ellen Lubman, M.B.A. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.13+	Employment Agreement dated as of April 23, 2021, by and between the Registrant and Timothy W. Trost (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021).
10.14	Lease Agreement dated as of June 1, 2021, by and between the Registrant and ARE-MA Region No. 75, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: June 10, 2021	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)