Form 10-Q
period 2021-06-30
Werewolf Therapeutics, Inc.
filed 2021-08-12
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, there were 27,567,728 shares of common stock, $0.0001 par value per share, outstanding.

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
•the anticipated timing of the submission of investigational new drug applications to the U.S. Food and Drug Administration for our product candidates WTX-124, WTX-330 and WTX-613;
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Item 1A. “Risk Factors” in this Quarterly Report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$183,233	$92,570
Prepaid expenses and other current assets	3,126	344
Total current assets	186,359	92,914
Property and equipment, net	689	651
Restricted cash	1,208	207
Operating lease right of use asset	2,135	2,471
Deferred financing costs	27	155
Total assets	$190,418	$96,398
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$3,193	$1,021
Accrued expenses and other current liabilities	3,456	3,586
Operating lease liability, current	721	677
Total current liabilities	7,370	5,284
Operating lease liability, net of current portion	1,492	1,864
Other liabilities	—	31
Total liabilities	8,862	7,179
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.0001 per share, no shares and 80,247 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $69,012 at December 31, 2020	—	69,012
Series B redeemable convertible preferred stock, par value $0.0001 per share, no shares and 78,222 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $72,070 at December 31, 2020	—	72,070
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares and no shares authorized at June 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of June 30, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value, 200,000 shares and 193,500 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 27,568 and 1,746 shares issued as of June 30, 2021 and December 31, 2020, respectively; 27,134 and 1,184 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	402,822	—
Accumulated deficit	(221,268)	(51,865)
Total stockholders’ equity (deficit)	181,556	(51,863)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$190,418	$96,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,265	$3,780	$12,082	$6,543
General and administrative	3,691	1,285	6,326	2,416
Total operating expenses	10,956	5,065	18,408	8,959
Operating loss	(10,956)	(5,065)	(18,408)	(8,959)
Other income:
Change in fair value of preferred stock tranche liability	—	7,301	—	7,301
Interest income	51	24	84	91
Other expense	(16)	(3)	(32)	(3)
Total other income	35	7,322	52	7,389
Net (loss) income	(10,921)	2,257	(18,356)	(1,570)
Accretion of redeemable convertible preferred stock to redemption value	(56,926)	(31)	(151,942)	(31)
Net (loss) income attributable to common stockholders	$(67,847)	$2,226	$(170,298)	$(1,601)
Net (loss) income per share attributable to common stockholders, basic	$(3.82)	$2.35	$(17.86)	$(1.80)
Net (loss) income per share attributable to common stockholders, diluted	$(3.82)	$0.22	$(17.86)	$(1.80)
Weighted-average common shares outstanding, basic	17,750	947	9,535	891
Weighted-average common shares outstanding, diluted	17,750	10,327	9,535	891
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	48,675	$34,073	—	$—	1,737	$2	$102	$(24,408)	$(24,304)
Stock-based compensation expense	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	(3,827)	(3,827)
Balance at March 31, 2020	48,675	34,073	—	—	1,737	2	159	(28,235)	(28,074)
Stock-based compensation expense	—	—	—	—	—	—	221	—	221
Accretion of redeemable convertible preferred stock to redemption value	—	31	—	—	—	—	(31)	—	(31)
Issuance of Series A Preferred Stock, net of issuance costs of $31	31,571	22,069	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	2,257	2,257
Balance at June 30, 2020	80,246	$56,173	—	$—	1,737	$2	$349	$(25,978)	$(25,627)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Stock-based compensation expense	—	—	—	—	—	—	539	—	539
Exercise of common stock options	—	—	—	—	14	—	21	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	49,753	—	45,263	—	—	(560)	(94,456)	(95,016)
Net loss	—	—	—	—	—	—	—	(7,435)	(7,435)
Balance at March 31, 2021	80,247	118,765	78,222	117,333	1,760	2	—	(153,756)	(153,754)
Stock-based compensation expense	—	—	—	—	—	—	781	—	781
Exercise of common stock options	—	—	—	—	28	—	131	—	131
Accretion of redeemable convertible preferred stock to redemption value	—	29,619	—	27,307	—	—	(335)	(56,591)	(56,926)
Issuance of common stock from initial public offering, net of issuance costs of $2,379	—	—	—	—	7,500	—	109,221	—	109,221
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(80,247)	(148,384)	(78,222)	(144,640)	18,280	—	293,024	—	293,024
Net loss	—	—	—	—	—	—	—	(10,921)	(10,921)
Balance at June 30, 2021	—	$—	—	$—	27,568	$2	$402,822	$(221,268)	$181,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(18,356)	$(1,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,320	278
Depreciation expense	101	65
Non-cash lease expense	336	308
Change in fair value of preferred stock tranche liability	—	(7,301)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,691)	55
Accounts payable	1,864	578
Accrued expenses and other current liabilities	(1)	128
Right of use assets and operating lease liability	(328)	(221)
Other liabilities	(31)	(14)
Net cash used in operating activities	(17,786)	(7,694)
Investing activities:
Purchases of property and equipment	(124)	(494)
Net cash used in investing activities	(124)	(494)
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	22,100
Proceeds from initial public offering of common stock	111,600	—
Payment of equity issuance costs	(2,087)	(26)
Proceeds from stock option exercises	152	—
Net cash provided by financing activities	109,665	22,074
Net increase in cash and cash equivalents	91,755	13,886
Cash, cash equivalents and restricted cash—beginning of period	92,777	18,104
Cash, cash equivalents and restricted cash—end of period	$184,532	$31,990
Non-cash investing and financing activities:
Non-cash accretion of Series A and Series B redeemable convertible preferred stock	$151,942	$31
Issuance costs in accounts payable and accrued expenses	$318	$59
Purchases of property and equipment in accounts payable and accrued expenses	$15	$26
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
On May 4, 2021, the Company closed its initial public offering (“IPO”) of 7,500,000 shares of the Company’s common stock at a public offering price of $16.00 per share. The gross proceeds from the IPO were $120.0 million and the net proceeds were approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon completion of the Company’s IPO, all of the Company’s then outstanding preferred stock was automatically converted into an aggregate of 18,279,712 shares of common stock.
The Company had cash and cash equivalents of $183.2 million at June 30, 2021. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s final prospectus for its IPO dated April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited. The December 31, 2020 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements for the year ended December 31, 2020, and the notes thereto, which are included in the Prospectus. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021.
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
Assets measured at fair value on a recurring basis as of June 30, 2021 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$183,233	$—	$—	$183,233
Total assets	$183,233	$—	$—	$183,233
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$92,570	$—	$—	$92,570
Total assets	$92,570	$—	$—	$92,570
There were no changes in valuation techniques during the three or six months ended June 30, 2021. There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.
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
4. Restricted Cash
The Company maintained restricted cash of $1.3 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, $0.1 million of the Company’s restricted cash balance is included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. These amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 were comprised as follows (in thousands):

	June 30, 2021	December 31, 2020
Manufacturing	$1,375	$1,741
Employee compensation and benefits	1,000	990
Professional fees	416	654
Contract research	635	107
Other	30	94
Total accrued expenses and other current liabilities	$3,456	$3,586
6. Term Loan
In May 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”). Under the terms of the Loan Agreement, PWB made available a term loan up to $6.0 million (“Term Loan A”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB is also obligated to make available an additional term loan in the amount of up to $8.0 million until November 29, 2021 (“Term Loan B”, or collectively with Term Loan A, the “Term Loans”). The Company satisfied the conditions to draw Term Loan B in June 2020. Although Term Loan A was made available to the Company at the closing date, the Company elected to forgo making a draw, thereby incurring a delayed draw fee of $25,000 with PWB. As of June 30, 2021, the Company had not drawn down any Term Loans and had no outstanding borrowings under the Loan Agreement.
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
The Company is obligated to pay PWB a fee of 5.00% of the amount drawn under the Term Loans upon the occurrence of the Company achieving certain conditions defined in the Loan Agreement (the “Success Fee”). The Success Fee will survive ten years from the date of payment of the Term Loan in full, such that, if the Loan Agreement is terminated prior to the payment of the Success Fee, the Company will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event (as described in the Loan Agreement).
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 480—Distinguishing Liabilities from Equity. The Company determined that the fair value of the Success Fee was immaterial at both issuance and as of June 30, 2021.
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
PWB has the right to accelerate all obligations of the Company in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of June 30, 2021, the Company had $14.0 million available to draw on the Term Loans and had no outstanding principal.
7. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2021, no dividends on common stock had been declared by the Company.

The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Redeemable convertible preferred stock outstanding	—	18,280
Options issued and outstanding	2,884	2,059
Warrants issued and outstanding	59	59
Total	2,943	20,398
Redeemable Convertible Preferred Stock
The Company’s Series A and Series B redeemable convertible preferred stock, together referred to as “Preferred Stock,” was classified as temporary equity on the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities as the preferred stock was redeemable upon the occurrence of a deemed liquidation event. Upon completion of the Company’s IPO, all of the Company’s then outstanding preferred stock was automatically converted into an aggregate of 18.3 million shares of common stock.
Series A Preferred Stock
The Series A Preferred Stock shares were issued at various closing dates between 2019 and 2020 for a purchase price of $0.70 per share. The shares were issued in exchange for cash proceeds of $44.0 million, net of issuance costs of $0.2 million, and the exchange of approximately $12.0 million in outstanding convertible notes, including accrued interest.
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
Series B Preferred Stock
The Series B Preferred Stock shares were issued for a purchase price of $0.92 per share. The issuance resulted in cash proceeds of $71.8 million, net of issuance costs of $0.3 million.
Redemption:
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
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of June 30, 2021, no shares of preferred stock were issued or outstanding.

8. Stock-based Compensation
2017 Stock Incentive Plan
In December 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards to eligible employees, officers, directors and consultants. The terms of stock options and restricted stock awards, including vesting requirements, are determined by the board of directors, subject to the provisions of the Plan.
2021 Stock Incentive Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the Company’s IPO. Upon the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.
The 2021 Plan provides for the grant of ISOs, non-qualified stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2021 Plan. The terms of awards, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2021 Plan.
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan pursuant,to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the Company’s IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Stock Incentive Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors.
As of June 30, 2021, there were 2,361,250 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the Company’s IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. No offering periods under the 2021 ESPP had been initiated as of June 30, 2021.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$212	$36	$352	$71
General and administrative	569	185	968	207
Total stock-based compensation	$781	$221	$1,320	$278
Restricted Stock Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ deficit as they vest.

The following table summarizes restricted stock award activity during the six months ended June 30, 2021 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	562	$1.54
Granted	—	$—
Vested	(128)	$1.54
Forfeited	—	$—
Unvested at June 30, 2021	434	$1.54
As of June 30, 2021, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of $0.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
The aggregate fair value of restricted stock awards that vested during the three months ended June 30, 2021 and 2020, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.8 million and $0.3 million, respectively.The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2021 and 2020, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.1 million and $0.4 million, respectively.
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.4%	1.0%	0.5%
Expected term (in years)	6.0	6.1	6.0	6.1
Dividend yield	—%	—%	—%	—%
Expected volatility	78.9%	88.7%	79.3%	88.5%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2021 and 2020 was $10.80 and $1.14 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $8.15 and $1.14 per share, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2021 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	2,059	$3.79	9.76
Granted	907	$12.04
Exercised	(42)	$3.64
Cancelled	(40)	$9.82
Outstanding, June 30, 2021	2,884	$6.30	9.42
Exercisable at June 30, 2021	108	$3.86	8.91
The aggregate intrinsic fair value of stock options exercised during the three and six months ended June 30, 2021 was $0.2 million and $0.3 million, respectively. There were no stock options exercised during the three or six months ended June 30, 2020.
As of June 30, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $11.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years.
9. Related Parties
For the three and six months ended June 30, 2020, the Company recorded $6,700 and $14,300, respectively, of general and administrative expense in the accompanying condensed consolidated statements of operations related to the MPM Capital management services. The Company did not incur any expense with MPM Capital for the three or six months ended June 30, 2021.
In December 2019, the Company entered into a consulting agreement with Briggs Morrison, M.D., a member of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, in December 2019, the Company issued Dr. Morrison a stock option grant for 46,570 shares of common stock at an aggregate grant date fair value of $50,000, and agreed to reimburse certain of Dr. Morrison’s expenses in connection with the performance of services under the agreement. The stock options have an exercise price of $1.56 per share and are scheduled to vest with respect to 2.0833% of the shares underlying the grant in equal monthly installments over four years following November 2019, subject to continuous service. The Company recognized $17,300 and $20,400 of expense related to this award in the research and development line in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively and recognized $3,100 and $6,200 in expenses for the three and six months ended June 30, 2020, respectively.
10. Net (Loss) Income Attributable to Common Stockholders per Share
Basic net (loss) income per share is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding the outstanding stock options and restricted stock awards that have been issued but are not yet vested. Diluted net (loss) income per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period plus the dilutive impact of weighted-average common-equivalent stock outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of the restricted stock awards were determined under the treasury stock method.
The following table summarizes the calculation of basic and diluted net (loss) income attributable to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(67,847)	$2,226	$(170,298)	$(1,601)

Weighted-average common shares outstanding, basic	17,750	947	9,535	891
Dilutive effect of redeemable convertible preferred stock (as converted)	—	9,257	—	—
Dilutive effect of outstanding stock options	—	—	—	—
Dilutive effect of unvested restricted common stock	—	64	—	—
Dilutive effect of warrants to purchase common stock	—	59	—	—
Weighted-average common shares outstanding, diluted	17,750	10,327	9,535	891

Net (loss) income per share attributable to common stockholders, basic	$(3.82)	$2.35	$(17.86)	$(1.80)
Net (loss) income per share attributable to common stockholders, diluted	$(3.82)	$0.22	$(17.86)	$(1.80)
The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, which were excluded from the calculation of diluted net (loss) income attributable to common stockholders per share because their effect would be anti-dilutive, including the preferred shares that were outstanding as of June 30, 2020 that would have been issued under the if-converted method (in thousands):

	June 30,
	2021	2020
Redeemable convertible preferred stock (as converted)	—	9,257
Outstanding stock options	2,884	402
Unvested restricted common stock	436	699
Warrants to purchase common stock	59	59
Total	3,379	10,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our final prospectus for our initial public offering, or IPO, dated April 29, 2021 and filed with the United States Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. Some of the information with respect to our plans and strategy for our business includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, in May 2020, we entered into a loan and security agreement, or the Loan Agreement, under which we have the ability to borrow up to $14.0 million until November 2021. As of June 30, 2021, we had no outstanding borrowings under the Loan Agreement.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of June 30, 2021, we had an accumulated deficit of $221.3 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
As of June 30, 2021, we had cash and cash equivalents of $183.2 million. We believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the second quarter of 2023.
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
Furthermore, the COVID-19 pandemic could affect our employees or the employees of research sites and service providers on which we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic is contained in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
Other Income
Change in fair value of preferred stock tranche liability
Change in fair value of our preferred stock tranche liability consists primarily of remeasurement gains or losses attributable to changes in the fair value of the tranche rights associated with our Series A preferred stock. The tranche liability was settled in June 2020 upon the closing of the second tranche of our Series A preferred stock financing. All obligations have been met by December 31, 2020 and therefore there will be no further remeasurement.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$7,265	$3,780	$3,485
General and administrative	3,691	1,285	2,406
Total operating expenses	10,956	5,065	5,891
Operating loss	(10,956)	(5,065)	(5,891)
Other income:
Change in fair value of preferred stock tranche liability	—	7,301	(7,301)
Interest income	51	24	27
Other expense	(16)	(3)	(13)
Total other income	35	7,322	(7,287)
Net (loss) income	$(10,921)	$2,257	$(13,178)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ Change
(in thousands)	2021	2020
Manufacturing	$3,037	$1,405	$1,632
Personnel	1,562	742	820
Contract research organization expense	1,337	828	509
Protein production, lab supplies and consumables	764	541	223
Other	565	264	301
Total research and development expenses	$7,265	$3,780	$3,485
Research and development expenses for the three months ended June 30, 2021 were $7.3 million, compared to $3.8 million for the three months ended June 30, 2020. The increase of approximately $3.5 million was primarily due to:
•$1.6 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613;
•$0.8 million of increased personnel costs due to increased headcount associated with expanded research and development activities;
•$0.5 million of increased contract research organization expense due to increased discovery efforts; and
•$0.3 million of increased other expenses driven primarily by increased rent expense due to the addition of research focused short-term leased facilities.
General and Administrative Expenses
General and administrative expenses were $3.7 million for the three months ended June 30, 2021, compared to $1.3 million for the three months ended June 30, 2020. The increase of approximately $2.4 million was primarily due to:
•$0.9 million and $0.3 million of increased personnel and recruiting costs, respectively, due to the requirements of operating as a public company;
•$0.5 million of increased professional costs to support our operations as a public company; and
•$0.5 million of increased insurance costs associated with public company management liability insurance.
Other Income
Changes in the fair value of the preferred stock tranche liability resulted in a gain of $7.3 million for the three months ended June 30, 2020. The tranche liability was settled in June 2020 upon the closing of the second tranche of our Series A preferred stock financing.
Results of Operations
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$12,082	$6,543	$5,539
General and administrative	6,326	2,416	3,910
Total operating expenses	18,408	8,959	9,449
Operating loss	(18,408)	(8,959)	(9,449)
Other income:
Change in fair value of preferred stock tranche liability	—	7,301	(7,301)
Interest income	84	91	(7)
Other expense	(32)	(3)	(29)
Total other income	52	7,389	(7,337)
Net (loss) income	$(18,356)	$(1,570)	$(16,786)

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ Change
(in thousands)	2021	2020
Manufacturing	$5,025	$1,715	$3,310
Personnel	2,790	1,552	1,238
Contract research organization expense	2,065	1,490	575
Protein production, lab supplies and consumables	1,269	1,284	(15)
Other	933	502	431
Total research and development expenses	$12,082	$6,543	$5,539
Research and development expenses for the six months ended June 30, 2021 were $12.1 million, compared to $6.5 million for the six months ended June 30, 2020. The increase of approximately $5.5 million was primarily due to:
•$3.3 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613;
•$1.2 million of increased personnel costs due to increased headcount associated with expanded research and development activities;
•$0.6 million of increased contract research organization expense due to increased discovery efforts; and
•$0.4 million of increased other expenses due to other expenses driven primarily by increased rent expense due to the addition of research focused short-term leased facilities, and increased research and development consulting expense.
General and Administrative Expenses
General and administrative expenses were $6.3 million for the six months ended June 30, 2021, compared to $2.4 million for the six months ended June 30, 2020. The increase of approximately $3.9 million was primarily due to:
•$1.7 million and approximately $0.5 million of increased personnel and recruiting costs, respectively, due to the requirements of operating as a public company;
•$0.9 million of increased professional costs to support our operations as a public company; and
•$0.5 million of increased insurance costs associated with public company management liability insurance.
Other Income
Changes in the fair value of the preferred stock tranche liability resulted in a gain of $7.3 million for the six months ended June 30, 2020. The tranche liability was settled in June 2020 upon the closing of the second tranche of our Series A preferred stock financing.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2021 primarily through the issuance of convertible promissory notes for aggregate cash proceeds of $11.0 million, the issuance and sale of shares of our Series A and Series B preferred stock for aggregate cash proceeds of $116.3 million and the issuance and sale of shares of our common stock in our IPO in May 2021 for net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, in May 2020, we entered into the Loan Agreement, under which we have the ability to borrow up to $14.0 million until November 2021. As of June 30, 2021, we had no outstanding borrowings under the Loan Agreement.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $221.3 million through June 30, 2021. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. Based on our current research and development plans, we expect that our existing cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to fund our operations through at least the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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
•the cost of manufacturing our product candidates WTX-124, WTX-330, WTX-613 and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
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
Our existing cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330, WTX-613 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.
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

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(17,786)	$(7,694)
Investing activities	(124)	(494)
Financing activities	109,665	22,074
Net increase in cash, cash equivalents and restricted cash	$91,755	$13,886
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 was $17.8 million, compared to $7.7 million for the six months ended June 30, 2020. This increase of approximately $10.1 million was primarily attributable to an increase in net loss of $16.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
 Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $0.1 million, compared to $0.5 million for the six months ended June 30, 2020. This decrease of approximately $0.4 million was primarily attributable to a decrease in purchases of property and equipment for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $109.7 million, compared to $22.1 million for the six months ended June 30, 2020. This increase of $87.6 million was primarily attributable to the proceeds from the issuance of common stock at the closing of the IPO during the six months ended June 30, 2021, partially offset by the proceeds from the issuance of Series A redeemable convertible preferred stock during the six months ended June 30, 2020.
Term Loan Agreement
In May 2020, we entered into the Loan Agreement with Pacific Western Bank, or PWB, under which we have the ability to borrow up to $14.0 million in the form of a term loan on or prior to November 29, 2021. Borrowings under the Loan Agreement would be collateralized by substantially all of our assets, excluding intellectual property. As of June 30, 2021, we had no outstanding borrowings under the Loan Agreement.
Interest on any loan balances accrue at a variable annual rate equal to the greater of (i) PWB’s prime rate plus 1.75% and (ii) 5.00%. Interest-only payments on any loan balances are required to be paid on a monthly basis through May 29, 2021 or, at our election, November 29, 2021.
Subsequent to the interest-only period, any loan balances are required to be repaid in equal monthly payments of principal plus interest until the loan matures in May 2024. We have the option to prepay any amount borrowed under the Loan Agreement in full without a fee. In the event of a specified liquidation event, which included our IPO, we are required to pay the bank a success fee of 5.00% of the total amount borrowed under the term loan, if any. Since we had no outstanding borrowings under the Loan Agreement, we were not obligated to pay a success fee in connection with our IPO. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. We are required to maintain unrestricted cash balances of at least 2.5 times our monthly cash burn, and we have covenanted not to make any capital expenditures in excess of $2.0 million in the aggregate in 2021 and $0.5 million in the aggregate in any fiscal year thereafter without the prior written consent of PWB.
Lease Agreements
In March 2021, we entered into an office lease agreement for approximately 7,500 square feet of laboratory and office space in Watertown, Massachusetts pursuant to a lease that expires in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $0.5 million.
In June 2021, we entered into an office lease agreement for approximately 25,778 square feet of laboratory and office space in Watertown, Massachusetts, which will serve as the Company’s headquarters. The lease term is targeted to commence in March 2022 and has an approximate eight- year term. Total estimated base rent payments over the term of the lease are approximately $17.6 million.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as discussed below.
Based on our prior assessment as of December 31, 2020, management concluded that our internal control over financial reporting was not effective due to material weaknesses relating to the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities. These material weaknesses were not fully remediated as of June 30, 2021.
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

Remediation of Material Weaknesses
We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses by hiring a full-time chief financial officer in early February 2021, by hiring additional finance personnel, as well as by continuing to utilize financial consultants to assist with the financial statement close process and the evaluation and documentation of technical accounting matters. We expect to complete the remediation of the material weaknesses in the near future by hiring additional finance personnel, implementing additional financial systems, and the continued adoption of incremental financial policies, procedures, and internal controls.
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
We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net loss was $18.4 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $221.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124, WTX-330, WTX-613 and any future product candidates advance through preclinical studies and into clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of June 30, 2021, we had cash and cash equivalents of $183.2 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations through at least the second quarter of 2023. Our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor, the development of WTX-330 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor and the preclinical development of WTX-613.
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
There are no approved Interleukin-12, or IL-12, therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 based cancer therapies that are in development, including modified IL-12 or intra-tumoral IL-12 delivery programs , such as DragonFly Therapeutics, Juno Therapeutics (Bristol-Myers Squibb), Oncorus, Oncosec Immunotherapies, Turnstone Biologics and Xilio Therapeutics.
If approved, WTX-613 may face competition from other Interferon alpha, or IFNα, cancer therapies. Intron-A, a recombinant IFNα-2b molecule marketed by Merck & Co., Inc., has been approved by the FDA for the treatment of several forms of cancer, including specific types of leukemia and lymphoma. We are aware of other IFNα programs targeting the treatment of cancer in development by Immunomedics and Takeda.
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
To date, we have produced limited quantities of our product candidates at our own facilities for preclinical evaluation. However, going forward we will rely on third-party contract manufacturers to manufacture some of our preclinical supply and all of our clinical trial supply. We do not own manufacturing facilities capable producing drug products at clinical scale. We have in the past experienced delays in receiving preclinical product supplies from third-party manufacturers and there can be no assurance that our preclinical and clinical development product supplies from third parties will not in the future be limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our contract manufacturing organizations, or CMOs, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications and a third CMO to provide drug substance manufacturing for WTX-613. To support the manufacture of clinical vialled drug product, our CMO will conduct substantial analytical testing of WTX-124 and WTX-330 vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our planned combination clinical trials of WTX-124 or WTX-330 with immune checkpoint inhibitors, we will need to procure supply of the immune checkpoint inhibitors for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
The manufacturing process for a clinical candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with their standards, such as cGMPs. In the event that any of our CMOs fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. The transfer of the manufacturing of biologic products to a new CMO and any additional process development that may be necessary can be lengthy and involve significant additional costs. If we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new CMO would negatively affect our ability to develop product candidates in a timely manner or within budget.
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
Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production, any of which could result in a failure to begin our clinical trials or having to stop ongoing clinical trials. In addition, our CMOs and suppliers are subject to FDA inspection from time to time. Failure by our CMOs and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidate may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. In addition, our CMOs and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.
In addition, our CMOs are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and CMOs to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or CMO’s facility, which could impact the contract supplier’s or CMO’s ability to manufacture drug product for us.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, WTX-613 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. The U.S. Supreme Court (the “Court”) thereafter agreed to hear this case. On June 17, 2021, the Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Court did not rule on the constitutionality of the ACA or any of its provisions. Further changes to and under the ACA remain possible, although the Biden administration has signaled that it plans to build on the ACA and expand the number of persons who are eligible for subsidies under it. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
New legislation proposed or enacted in Colorado, Illinois, Massachusetts, Nevada, New Jersey, New York, Rhode Island, Virginia, Washington and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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
As of June 30, 2021, we had 31 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
An active trading market for our common stock may not continue to develop or be sustained and our stockholders may not be able to resell their shares of our common stock.
Our common stock began trading on the Nasdaq Global Select Market on April 30, 2021. Prior to April 30, 2021, there was no public market for our common stock. We cannot predict the extent to which an active market for our common stock will continue to develop or be sustained, or how the development of such a market might affect the market price for our common stock. As a result, it may be difficult for our stockholders to sell their shares of our common stock at an attractive price or at all.
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
As of August 6, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 73.4% of our outstanding common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 6, 2021, we had 27,567,728 shares of common stock outstanding, which includes the 7,500,000 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 20,067,728 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after expiration of the lock-up agreements. Jefferies LLC, SVB Leerink LLC and Evercore Group L.L.C., in their sole discretion, may release some or all of the securities subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ending December 31, 2022. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses by hiring a full-time chief financial officer in early February 2021, by hiring additional finance personnel, as well as by continuing to utilize financial consultants to assist with the financial statement close process and the evaluation and documentation of technical accounting matters. We expect to complete the remediation of the material weaknesses in the near future by hiring additional finance personnel, implementing additional financial systems, and the continued adoption of incremental financial policies, procedures, and internal controls. We will incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We cannot provide assurances that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
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
During the three months ended June 30, 2021, we issued the following securities that were not registered under the Securities Act:
1.We granted stock options to purchase an aggregate of 11,131 shares of our common stock, at an exercise price of $11.44 per share, to employees pursuant to our 2017 Stock Incentive Plan.

2.We issued an aggregate of 1,003 shares of common stock to employees and consultants for cash consideration in the aggregate amount of $1,600 upon the exercise of stock options from April 1 through April 16, 2021.
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
Use of Proceeds from Registered Securities
On May 4, 2021, we closed our IPO of common stock under a registration statement on Form S-1 (File No. 333-255132) that was declared effective on April 29, 2021. Information related to our intended use of the proceeds from our IPO is included in the “Use of Proceeds” section of the final prospectus dated April 29, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus.

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

10.7+
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

10.13
Lease Agreement dated as of June 1, 2021, by and between the Registrant and ARE-MA Region No. 75, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)