Form 10-Q
period 2021-09-30
Werewolf Therapeutics, Inc.
filed 2021-11-10
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, there were 27,579,463 shares of common stock, $0.0001 par value per share, outstanding.

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

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6.	Exhibits	64

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$170,438	$92,570
Prepaid expenses and other current assets	3,966	344
Total current assets	174,404	92,914
Property and equipment, net	789	651
Restricted cash	1,208	207
Operating lease right of use asset	1,963	2,471
Deferred financing costs	11	155
Total assets	$178,375	$96,398
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$1,457	$1,021
Accrued expenses and other current liabilities	5,574	3,586
Operating lease liability, current	744	677
Total current liabilities	7,775	5,284
Operating lease liability, net of current portion	1,297	1,864
Other liabilities	—	31
Total liabilities	9,072	7,179
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.0001 per share, no shares and 80,247 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $69,012 at December 31, 2020	—	69,012
Series B redeemable convertible preferred stock, par value $0.0001 per share, no shares and 78,222 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $72,070 at December 31, 2020	—	72,070
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares and no shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of September 30, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value, 200,000 shares and 193,500 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 27,575 and 1,746 shares issued as of September 30, 2021 and December 31, 2020, respectively; 27,219 and 1,184 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	404,327	—
Accumulated deficit	(235,026)	(51,865)
Total stockholders’ equity (deficit)	169,303	(51,863)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$178,375	$96,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,787	$4,812	$21,869	$11,355
General and administrative	4,008	1,241	10,334	3,657
Total operating expenses	13,795	6,053	32,203	15,012
Operating loss	(13,795)	(6,053)	(32,203)	(15,012)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	—	—	7,301
Interest income (expense), net	37	(15)	89	73
Total other income (expense)	37	(15)	89	7,374
Net loss	(13,758)	(6,068)	(32,114)	(7,638)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(151,942)	(31)
Net loss attributable to common stockholders	$(13,758)	$(6,068)	$(184,056)	$(7,669)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(6.61)	$(11.89)	$(8.03)
Weighted-average common shares outstanding, basic and diluted	27,188	918	15,485	955
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	48,675	$34,073	—	$—	1,737	$2	$102	$(24,408)	$(24,304)
Stock-based compensation expense	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	(3,827)	(3,827)
Balance at March 31, 2020	48,675	34,073	—	—	1,737	2	159	(28,235)	(28,074)
Stock-based compensation expense	—	—	—	—	—	—	221	—	221
Accretion of redeemable convertible preferred stock to redemption value	—	31	—	—	—	—	(31)	—	(31)
Issuance of Series A Preferred Stock, net of issuance costs of $31	31,571	22,069	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	2,257	2,257
Balance at June 30, 2020	80,246	56,173	—	—	1,737	2	349	(25,978)	(25,627)
Stock-based compensation expense	—	—	—	—	—	—	133	—	133
Stock option exercises	—	—	—	—	3	—	4	—	4
Net loss	—	—	—	—	—	—	—	(6,068)	(6,068)
Balance at September 30, 2020	80,246	$56,173	—	$—	1,740	$2	$486	$(32,046)	$(31,558)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Stock-based compensation expense	—	—	—	—	—	—	539	—	539
Exercise of common stock options	—	—	—	—	14	—	21	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	49,753	—	45,263	—	—	(560)	(94,456)	(95,016)
Net loss	—	—	—	—	—	—	—	(7,435)	(7,435)
Balance at March 31, 2021	80,247	118,765	78,222	117,333	1,760	2	—	(153,756)	(153,754)
Stock-based compensation expense	—	—	—	—	—	—	781	—	781
Exercise of common stock options	—	—	—	—	28	—	131	—	131
Accretion of redeemable convertible preferred stock to redemption value	—	29,619	—	27,307	—	—	(335)	(56,591)	(56,926)
Issuance of common stock from initial public offering, net of issuance costs of $2,379	—	—	—	—	7,500	—	109,221	—	109,221
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(80,247)	(148,384)	(78,222)	(144,640)	18,280	—	293,024	—	293,024
Net loss	—	—	—	—	—	—	—	(10,921)	(10,921)
Balance at June 30, 2021	—	—	—	—	27,568	2	402,822	(221,268)	181,556
Stock-based compensation expense	—	—	—	—	—	—	1,479	—	1,479
Stock option exercises	—	—	—	—	7	—	26	—	26
Net loss	—	—	—	—	—	—	—	(13,758)	(13,758)
Balance at September 30, 2021	—	$—	—	$—	27,575	$2	$404,327	$(235,026)	$169,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(32,114)	$(7,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,799	411
Depreciation expense	168	106
Non-cash lease expense	508	308
Change in fair value of preferred stock tranche liability	—	(7,301)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,531)	15
Accounts payable	356	928
Accrued expenses and other current liabilities	2,142	793
Right of use assets and operating lease liability	(500)	(214)
Other liabilities	(31)	(23)
Net cash used in operating activities	(30,203)	(12,615)
Investing activities:
Purchases of property and equipment	(226)	(551)
Net cash used in investing activities	(226)	(551)
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	22,100
Proceeds from initial public offering of common stock	111,600	—
Payment of equity issuance costs	(2,390)	(128)
Proceeds from stock option exercises	179	5
Net cash provided by financing activities	109,389	21,977
Net increase in cash and cash equivalents	78,960	8,811
Cash, cash equivalents and restricted cash—beginning of period	92,777	18,104
Cash, cash equivalents and restricted cash—end of period	$171,737	$26,915
Non-cash investing and financing activities:
Non-cash accretion of Series A and Series B redeemable convertible preferred stock	$151,942	$31
Issuance costs in accounts payable and accrued expenses	$—	$—
Purchases of property and equipment in accounts payable and accrued expenses	$80	$—
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
The Company had cash and cash equivalents of $170.4 million at September 30, 2021. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s final prospectus for its IPO dated April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited. The December 31, 2020 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements for the year ended December 31, 2020, and the notes thereto, which are included in the Prospectus. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021.
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
Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.
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
Assets measured at fair value on a recurring basis as of September 30, 2021 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$170,438	$—	$—	$170,438
Total assets	$170,438	$—	$—	$170,438
Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$92,570	$—	$—	$92,570
Total assets	$92,570	$—	$—	$92,570
There were no changes in valuation techniques during the three or nine months ended September 30, 2021. There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.
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
4. Restricted Cash
The Company maintained restricted cash of $1.3 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, $0.1 million of the Company’s restricted cash balance is included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. These amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 were comprised as follows (in thousands):

	September 30, 2021	December 31, 2020
Manufacturing	$2,815	$1,741
Employee compensation and benefits	1,515	990
Professional fees	412	654
Contract research	802	107
Other	30	94
Total accrued expenses and other current liabilities	$5,574	$3,586
6. Term Loan
In May 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”). Under the terms of the Loan Agreement, PWB made available a term loan up to $6.0 million (“Term Loan A”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB is also obligated to make available an additional term loan in the amount of up to $8.0 million until November 29, 2021 (“Term Loan B”, or collectively with Term Loan A, the “Term Loans”). The Company satisfied the conditions to draw Term Loan B in June 2020. Although Term Loan A was made available to the Company at the closing date, the Company elected to forgo making a draw, thereby incurring a delayed draw fee of $25,000 with PWB. As of September 30, 2021, the Company had not drawn down any Term Loans and had no outstanding borrowings under the Loan Agreement.
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
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 480—Distinguishing Liabilities from Equity. The Company determined that the fair value of the Success Fee was immaterial at both issuance and as of September 30, 2021.
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
PWB has the right to accelerate all obligations of the Company in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of September 30, 2021, the Company had $14.0 million available to draw on the Term Loans and had no outstanding principal.
7. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2021, no dividends on common stock had been declared by the Company.

The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Redeemable convertible preferred stock outstanding	—	18,280
Options issued and outstanding	3,276	2,059
Warrants issued and outstanding	59	59
Total	3,335	20,398
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
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2021, no shares of preferred stock were issued or outstanding.

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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the Company’s IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Stock Incentive Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors.
As of September 30, 2021, there were 1,961,320 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the Company’s IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. No offering periods under the 2021 ESPP had been initiated as of September 30, 2021.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$590	$46	$942	$117
General and administrative	889	87	1,857	294
Total stock-based compensation	$1,479	$133	$2,799	$411
Restricted Stock Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ deficit as they vest.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	562	$1.54
Granted	—	$—
Vested	(206)	$2.03
Forfeited	—	$—
Unvested at September 30, 2021	356	$1.35
As of September 30, 2021, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
The aggregate fair value of restricted stock awards that vested during the three months ended September 30, 2021 and 2020, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.5 million and $0.1 million, respectively. The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2021 and 2020, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $2.7 million and $0.5 million, respectively.
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2021 and 2020 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.3%	1.0%	0.4%
Expected term (in years)	6.1	6.1	6.0	6.1
Dividend yield	—%	—%	—%	—%
Expected volatility	77.7%	95.1%	78.8%	91.1%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2021 and 2020 was $12.75 and $1.19 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $9.66 and $1.16 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	2,059	$3.79	9.76
Granted	1,316	$14.28
Exercised	(49)	$3.62
Cancelled	(50)	$3.85
Outstanding, September 30, 2021	3,276	$8.00	9.25
Exercisable at September 30, 2021	197	$4.67	8.69
The aggregate intrinsic fair value of stock options exercised during the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively. The aggregate intrinsic fair value of stock options exercised during both the three and nine months ended September 30, 2020 was less than $0.1 million.
As of September 30, 2021, there was unrecognized stock-based compensation expense related to unvested stock options of $15.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.
9. Related Parties
For the three and nine months ended September 30, 2020, the Company recorded $9,100 and $23,400, respectively, of general and administrative expense in the accompanying condensed consolidated statements of operations related to the MPM Capital management services. The Company did not incur any expense with MPM Capital for the three or nine months ended September 30, 2021.
In December 2019, the Company entered into a consulting agreement with Briggs Morrison, M.D., a member of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, in December 2019, the

Company issued Dr. Morrison a stock option grant for 46,570 shares of common stock at an aggregate grant date fair value of $50,000, and agreed to reimburse certain of Dr. Morrison’s expenses in connection with the performance of services under the agreement. The stock options have an exercise price of $1.56 per share and are scheduled to vest with respect to 2.0833% of the shares underlying the grant in equal monthly installments over four years following November 2019, subject to continuous service. The Company recognized $3,100 of expense related to this award in the research and development line in the condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, and $9,400 of expense for the nine months ended September 30, 2021 and 2020.
10. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, redeemable convertible preferred stock, outstanding stock options, unvested restricted stock awards and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2021	2020
Redeemable convertible preferred stock (as converted)	—	18,280
Outstanding stock options	3,276	2,059
Unvested restricted common stock	356	562
Warrants to purchase common stock	59	59
Total	3,691	20,960

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
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, in May 2020, we entered into a loan and security agreement, or the Loan Agreement, under which we have the ability to borrow up to $14.0 million until November 29, 2021. As of September 30, 2021, we had no outstanding borrowings under the Loan Agreement.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of September 30, 2021, we had an accumulated deficit of $235.0 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Clinical Trial Collaboration and Supply Agreement
In August 2021, we entered into a Clinical Trial Collaboration and Supply Agreement, or Clinical Supply Agreement, with Merck, Sharp & Dohme, or Merck, to evaluate WTX-124 in combination with KEYTRUDA®, or pembrolizumab, Merck’s anti-PD-1 therapy. The planned clinical trial will be conducted by Werewolf and is designed to evaluate the safety and preliminary efficacy of WTX-124 as a monotherapy and in combination with pembrolizumab in patients with solid tumors. Under the terms of the Clinical Supply Agreement, Werewolf will sponsor the study and Merck will supply Werewolf with pembrolizumab in exchange for jointly owning any inventions or discoveries relative to the combined use of WTX-124 and pembrolizumab. Each party is responsible for its own internal costs and expenses to support the trial.
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
We typically use our employee and infrastructure resources across our development programs. We track external development costs by product candidate or development program, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates.
Our external development costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
WTX-124	$2,850	$1,358	$5,474	$2,974
WTX-330	2,146	1,253	4,515	2,491
WTX-613	859	270	2,497	564
Pre-development candidates	410	98	781	156
Total external development costs	$6,265	$2,979	$13,267	$6,185
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
Other Income (Expense)
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$9,787	$4,812	$4,975
General and administrative	4,008	1,241	2,767
Total operating expenses	13,795	6,053	7,742
Operating loss	(13,795)	(6,053)	(7,742)
Other income (expense):
Interest income (expense), net	37	(15)	52
Total other income (expense)	37	(15)	52
Net loss	$(13,758)	$(6,068)	$(7,690)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ Change
(in thousands)	2021	2020
Personnel	$2,678	$1,106	$1,572
Manufacturing	3,789	2,079	1,710
Contract research organization	2,476	900	1,576
Lab consumables	623	567	56
Facilities	210	138	72
Other	11	22	(11)
Total research and development expenses	$9,787	$4,812	$4,975
Research and development expenses for the three months ended September 30, 2021 were $9.8 million, compared to $4.8 million for the three months ended September 30, 2020. The increase of approximately $5.0 million was primarily due to:
•$1.6 million of increased personnel costs due to increased headcount associated with expanded research and development activities;
•$1.7 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613; and
•$1.6 million of increased contract research organization expense, primarily driven by preclinical studies to support upcoming IND submissions for WTX-124 and WTX-330.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ Change
(in thousands)	2021	2020
Personnel	$1,775	$479	$1,296
Professional services	912	496	416
Facilities	403	223	180
Other	918	43	875
Total general and administrative expenses	$4,008	$1,241	$2,767
General and administrative expenses were $4.0 million for the three months ended September 30, 2021, compared to $1.2 million for the three months ended September 30, 2020. The increase of approximately $2.8 million was primarily due to:
•$1.3 million of increased personnel costs due to the requirements of operating as a public company;
•$0.4 million of increased professional service costs to support our operations as a public company; and
•$0.9 million of increased other costs, primarily driven by $0.7 million of increased insurance costs associated with public company management liability insurance.

Results of Operations
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ Change
(in thousands)	2021	2020
Operating expenses:
Research and development	$21,869	$11,355	$10,514
General and administrative	10,334	3,657	6,677
Total operating expenses	32,203	15,012	17,191
Operating loss	(32,203)	(15,012)	(17,191)
Other income:
Change in fair value of preferred stock tranche liability	—	7,301	(7,301)
Interest income, net	89	73	16
Total other income	89	7,374	(7,285)
Net loss	$(32,114)	$(7,638)	$(24,476)

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ Change
(in thousands)	2021	2020
Personnel	$5,956	$2,884	$3,072
Manufacturing	8,814	3,795	5,019
Contract research organization	4,453	2,390	2,063
Lab consumables	1,980	1,851	129
Facilities	626	403	223
Other	40	32	8
Total research and development expenses	$21,869	$11,355	$10,514
Research and development expenses for the nine months ended September 30, 2021 were $21.9 million, compared to $11.4 million for the nine months ended September 30, 2020. The increase of approximately $10.5 million was primarily due to:
•$3.1 million of increased personnel costs due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team;
•$5.0 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613; and
•$2.1 million of increased contract research organization expense, primarily driven by preclinical studies to support upcoming IND submissions for WTX-124 and WTX-330.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ Change
(in thousands)	2021	2020
Personnel	$4,416	$1,592	$2,824
Professional services	3,147	1,214	1,933
Facilities	1,010	673	337
Other	1,761	178	1,583
Total general and administrative expenses	$10,334	$3,657	$6,677
General and administrative expenses were $10.3 million for the nine months ended September 30, 2021, compared to $3.7 million for the nine months ended September 30, 2020. The increase of approximately $6.7 million was primarily due to:
•$2.8 million of increased personnel costs due to the requirements of operating as a public company;

•$1.9 million of increased professional costs to support our operations as a public company; and
•$1.6 million of increased other costs, primarily driven by $1.2 million of increased insurance costs associated with public company management liability insurance.
Other Income (Expense)
Changes in the fair value of the preferred stock tranche liability resulted in a gain of $7.3 million for the nine months ended September 30, 2020. The tranche liability was settled in June 2020 upon the closing of the second tranche of our Series A preferred stock financing.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2021 primarily through the issuance of convertible promissory notes for aggregate cash proceeds of $11.0 million, the issuance and sale of shares of our Series A and Series B preferred stock for aggregate cash proceeds of $116.3 million and the issuance and sale of shares of our common stock in our IPO in May 2021 for net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, in May 2020, we entered into the Loan Agreement, under which we have the ability to borrow up to $14.0 million until November 29, 2021. As of September 30, 2021, we had no outstanding borrowings under the Loan Agreement.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $235.0 million through September 30, 2021. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. Based on our current research and development plans, we expect that our existing cash and cash equivalents of $170.4 million, will be sufficient to fund our operations through at least the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(30,203)	$(12,615)
Investing activities	(226)	(551)
Financing activities	109,389	21,977
Net increase in cash, cash equivalents and restricted cash	$78,960	$8,811
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $30.2 million, compared to $12.6 million for the nine months ended September 30, 2020. This increase of approximately $17.6 million was primarily attributable to an increase in net loss of $24.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
 Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $0.2 million, compared to $0.6 million for the nine months ended September 30, 2020. This decrease of approximately $0.3 million was primarily attributable to a decrease in purchases of property and equipment for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $109.4 million, compared to $22.0 million for the nine months ended September 30, 2020. This increase of $87.4 million was primarily attributable to the proceeds from the issuance of common stock at the closing of the IPO during the nine months ended September 30, 2021, partially offset by the proceeds from the issuance of Series A redeemable convertible preferred stock during the nine months ended September 30, 2020.
Term Loan Agreement
In May 2020, we entered into the Loan Agreement with Pacific Western Bank, or PWB, under which we have the ability to borrow up to $14.0 million in the form of a term loan on or prior to November 29, 2021. Borrowings under the Loan Agreement would be collateralized by substantially all of our assets, excluding intellectual property. As of September 30, 2021, we had no outstanding borrowings under the Loan Agreement.
Interest on any loan balances accrue at a variable annual rate equal to the greater of (i) PWB’s prime rate plus 1.75% and (ii) 5.00%. Interest-only payments on any loan balances are required to be paid on a monthly basis through November 29, 2021.
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
Lease Agreements
In March 2021, we entered into an office lease agreement for approximately 7,500 square feet of laboratory and office space in Watertown, Massachusetts pursuant to a lease that expires in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $0.4 million.
In June 2021, we entered into an office lease agreement for approximately 25,778 square feet of laboratory and office space in Watertown, Massachusetts, which will serve as the Company’s headquarters. The lease term is targeted to commence in March 2022 and has an approximate eight- year term. Total estimated base rent payments over the term of the lease are approximately $18.6 million.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as discussed below.
Based on our prior assessment as of December 31, 2020, management concluded that our internal control over financial reporting was not effective due to material weaknesses relating to the lack of maintaining a sufficient complement of personnel commensurate with the accounting and financial reporting requirements in order to have adequate segregation of key duties and responsibilities. We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses.
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
Remediation of Material Weaknesses
We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses by, among other things, hiring qualified personnel with appropriate expertise to perform specific functions and ensure adequate segregation of key duties and responsibilities, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We hired a full-time chief financial officer in early February 2021, and additional finance personnel during the year. We continue to utilize financial consultants to assist with the financial statement close process and the evaluation and documentation of technical accounting matters. We expect to complete the remediation of the material weaknesses in the near future by hiring additional finance personnel, implementing additional financial systems, and the continued adoption of incremental financial policies, procedures, and internal controls.
Changes in Internal Control over Financial Reporting
Except for changes made in connection with our remediation of the material weaknesses mentioned above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net loss was $32.1 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $235.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124, WTX-330, WTX-613 and any future product candidates advance through preclinical studies and into clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of September 30, 2021, we had cash and cash equivalents of $170.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations through at least the second quarter of 2023. Our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor, the development of WTX-330 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor and the preclinical development of WTX-613.
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
Other than our ability to draw down up to $14.0 million under our term loan facility prior to November 29, 2021, we do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions resulting from the ongoing COVID-19 pandemic and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that arise from the pandemic. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts or other operations.
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
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of WTX-124, WTX-330, WTX-613 and any future product candidates, which may never occur. However, given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.

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
As of September 30, 2021, we had 36 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
As of November 5, 2021, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 73.3% of our outstanding common stock.
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

10.1*	Employment Agreement dated as of April 30, 2021 by and between the Registrant and Chulani Karunatilake.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)