Form 10-Q
period 2022-03-31
Werewolf Therapeutics, Inc.
filed 2022-05-10
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 6, 2022, there were 27,654,248 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6.	Exhibits	63

SIGNATURES

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
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements.
The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•the initiation, timing, progress and results of our research and development programs and preclinical studies and planned clinical trials, including the anticipated timing of submission of investigational new drug applications;
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.
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
Risk Factor Summary
Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report. These risks include, but are not limited to, the following:
•We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
•We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of WTX-124, WTX-330 and any future product candidates.
•We are early in our development efforts and our current product candidates will require successful completion of additional preclinical and clinical development before we can seek regulatory approval for any product candidates.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$143,711	$157,531
Prepaid expenses and other current assets	1,725	3,537
Total current assets	145,436	161,068
Property and equipment, net	6,141	2,913
Restricted cash	1,208	1,208
Operating lease right of use asset	11,204	13,412
Other non-current assets	642	649
Total assets	$164,631	$179,250
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,381	$2,037
Accrued expenses and other current liabilities	8,189	8,765
Operating lease liability, current	1,458	1,072
Total current liabilities	11,028	11,874
Operating lease liability, net of current portion	14,285	14,589
Total liabilities	25,313	26,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding as of March 31, 2022 or December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2022 and December 31, 2021; 27,654 and 27,608 shares issued as of March 31, 2022 and December 31, 2021, respectively; 27,420 and 27,313 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	407,554	405,680
Accumulated deficit	(268,238)	(252,895)
Total stockholders’ equity	139,318	152,787
Total liabilities and stockholders’ equity	$164,631	$179,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$10,945	$4,817
General and administrative	4,421	2,635
Total operating expenses	15,366	7,452
Operating loss	(15,366)	(7,452)
Other income:
Interest income, net	23	17
Total other income	23	17
Net loss	(15,343)	(7,435)
Accretion of redeemable convertible preferred stock to redemption value	—	(95,016)
Net loss attributable to common stockholders	$(15,343)	$(102,451)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(83.36)
Weighted-average common shares outstanding, basic and diluted	27,393	1,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	27,608	$2	$405,680	$(252,895)	$152,787
Stock-based compensation expense	—	—	—	—	—	—	1,745	—	1,745
Stock option exercises	—	—	—	—	46	—	129	—	129
Net loss	—	—	—	—	—	—	—	(15,343)	(15,343)
Balance at March 31, 2022	—	$—	—	$—	27,654	$2	$407,554	$(268,238)	$139,318

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Stock-based compensation expense	—	—	—	—	—	—	539	—	539
Stock option exercises	—	—	—	—	14	—	21	—	21
Accretion of redeemable convertible preferred stock to redemption value	—	49,753	—	45,263	—	—	(560)	(94,456)	(95,016)
Net loss	—	—	—	—	—	—	—	(7,435)	(7,435)
Balance at March 31, 2021	80,247	$118,765	78,222	$117,333	1,760	$2	$—	$(153,756)	$(153,754)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(15,343)	$(7,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,745	539
Depreciation expense	98	39
Non-cash lease expense	383	166
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,789	81
Accounts payable	(674)	724
Accrued expenses and other current liabilities	(2,031)	(1,331)
Right of use assets and operating lease liability	82	(159)
Other liabilities	—	50
Net cash used in operating activities	(13,951)	(7,326)
Investing activities:
Purchases of property and equipment	(28)	(13)
Net cash used in investing activities	(28)	(13)
Financing activities:
Deferred financing costs	—	(559)
Proceeds from stock option exercises	159	21
Net cash provided by (used in) financing activities	159	(538)
Net decrease in cash and cash equivalents	(13,820)	(7,877)
Cash, cash equivalents and restricted cash—beginning of period	158,830	92,777
Cash, cash equivalents and restricted cash—end of period	$145,010	$84,900
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$1,552	$130
Stock option exercise receivables in prepaid expenses and other current assets	$(30)	$—
Non-cash accretion of Series A and Series B redeemable convertible preferred stock	$—	$95,016
Issuance costs in accounts payable and accrued expenses	$—	$560
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
The Company had cash and cash equivalents of $143.7 million at March 31, 2022. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (the “Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, the fair values of common stock and redeemable convertible preferred stock, and the fair value of the preferred stock tranche rights. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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
Assets measured at fair value on a recurring basis as of March 31, 2022 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$143,711	$—	$—	$143,711
Total assets	$143,711	$—	$—	$143,711
Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$157,531	$—	$—	$157,531
Total assets	$157,531	$—	$—	$157,531
There were no changes in valuation techniques during the three months ended March 31, 2022. There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.
4. Restricted Cash
The Company maintained restricted cash of $1.3 million at each of March 31, 2022 and December 31, 2021. At each of March 31, 2022 and December 31, 2021, $0.1 million of the Company’s restricted cash balance is included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. These amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 were comprised as follows (in thousands):

	March 31, 2022	December 31, 2021
Manufacturing	$2,700	$3,427
Contract research	1,940	2,542
Leasehold improvements	1,455	—
Employee compensation and benefits	1,148	2,200
Professional fees	816	433
Other	130	163
Total accrued expenses and other current liabilities	$8,189	$8,765

6. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of March 31, 2022, no dividends on common stock had been declared by the Company.
The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Options issued and outstanding	4,133	3,266
Warrants issued and outstanding	59	59
Total	4,192	3,325
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of March 31, 2022, no shares of preferred stock were issued or outstanding.
7. Stock-based Compensation
2017 Stock Incentive Plan
In December 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards to eligible employees, officers, directors and consultants. The terms of stock options and RSAs, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2017 Plan.
2021 Stock Incentive Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the Company’s initial public offering (“IPO”). As a result of the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.
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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Stock Incentive Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. Effective January 1, 2022, 1,380,397 additional shares were automatically added to the shares reserved for issuance under the 2021 Plan pursuant to this evergreen provision.
As of March 31, 2022, there were 2,406,657 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. The company had not initiated any offering periods under the 2021 ESPP as of March 31, 2022, and no shares were added on January 1, 2022, pursuant to the evergreen provision.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$781	$140
General and administrative	964	399
Total stock-based compensation	$1,745	$539
Restricted Stock Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ equity as they vest.
The following table summarizes restricted stock award activity during the three months ended March 31, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	295	$1.35
Granted	—	$—
Vested	(61)	$1.33
Forfeited	—	$—
Unvested at March 31, 2022	234	$1.36
As of March 31, 2022, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of $0.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.
The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2022 and 2021, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.5 million and $0.3 million, respectively.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	0.8%
Expected term (in years)	6.0	6.0
Dividend yield	—%	—%
Expected volatility	76.0%	79.8%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $7.54 and $4.23 per share, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2022 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	3,266	$8.24	9.02
Granted	928	$11.34
Exercised	(46)	$2.83
Cancelled	(15)	$7.69
Outstanding at March 31, 2022	4,133	$9.00	9.00
Exercisable at March 31, 2022	818	$5.73	8.65
The aggregate intrinsic fair value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively.
As of March 31, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $20.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
8. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, redeemable convertible preferred stock, outstanding stock options, unvested restricted stock awards and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2022	2021
Redeemable convertible preferred stock (as converted)	—	18,280
Outstanding stock options	4,133	2,401
Unvested restricted common stock	234	498
Warrants to purchase common stock	59	59
Total	4,426	21,238
9. Subsequent Events
Jazz Collaboration
On April 6, 2022, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which the Company granted Jazz certain licenses to develop and commercialize products containing the Company’s Interferon alpha (“IFNα”) INDUKINE™ molecule, WTX-613, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, the Company will initially be responsible for certain pre-clinical development activities with respect to WTX-613 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse the Company for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”).
Under the terms of the Collaboration Agreement, the Company received an upfront payment of $15.0 million in April 2022. The Company is eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, the Company is eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’ annual net sales of Licensed Products, subject to reduction in specified circumstances.
Pacific Western Bank Loan Facility
On April 12, 2022 (the “Closing Date”), the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”), which amended and restated in its entirety that certain Loan and Security Agreement dated May 29, 2020, as subsequently amended on December 22, 2020 and February 18, 2021, between the Company and PWB, which had expired on November 29, 2021 as a result of the Company’s decision not to draw down any term loans by such date. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million (the “Term Loans”), consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time after the Closing Date until February 28, 2024, as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”), and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time after the Closing Date until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. As of May 10, 2022, the Term Loans remain undrawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2021, or the Annual Report on Form 10-K, that was filed with the United States Securities and Exchange Commission, or SEC, on March 24, 2022. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types. We remain on track as we advance towards clinical development for WTX-124 and WTX-330.
In April 2022, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (IFNα) INDUKINE molecule, WTX-613, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, we will initially be responsible for certain pre-clinical development activities with respect to WTX-613 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an IND to the FDA. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022. We are also eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of March 31, 2022, we had an accumulated deficit of $268.2 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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

Impact of COVID-19 on Our Business
The worldwide COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 pandemic closely. To date, we have not experienced a material financial statement impact or material business disruptions, including with our vendors, or impairments of any of our assets as a result of the pandemic. However, we cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial statements and operations, including our ongoing and planned preclinical activities and future clinical trials. The extent of the impact of the COVID-19 pandemic, including the emergence of new variants or subvariants of the virus, on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the pandemic and its impact on our contract research organizations, or CROs, third-party manufacturers, and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with which we do business.
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
Financial Operations Overview
Revenue
Through March 31, 2022, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. As a result of our entry into the Collaboration Agreement, we expect to recognize collaboration revenue as a result of the receipt of the upfront payment, and any milestone payments that we receive under the Collaboration Agreement.
For the foreseeable future, we expect substantially all of our revenue will be generated from our Collaboration Agreement and any other collaborations or agreements that we may enter into.
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

Our external development costs for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
WTX-124	$2,231	$604
WTX-330	2,133	1,400
WTX-613	1,002	508
Pre-development candidates	477	152
Total external development costs	$5,843	$2,664
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate clinical trials of WTX-124 and WTX-330 and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, commencing in April 2022, our external preclinical development costs for WTX-613 will generally be reimbursed by Jazz.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		$ Change
(in thousands)	2022	2021
Operating expenses:
Research and development	$10,945	$4,817	$6,128
General and administrative	4,421	2,635	1,786
Total operating expenses	15,366	7,452	7,914
Operating loss	(15,366)	(7,452)	(7,914)
Other income:
Interest income, net	23	17	6
Total other income	23	17	6
Net loss	$(15,343)	$(7,435)	$(7,908)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		$ Change
(in thousands)	2022	2021
Manufacturing	$3,858	$1,988	$1,870
Personnel	3,304	1,446	1,858
Contract research organization	1,985	676	1,309
Facilities	806	137	669
Lab consumables	891	558	333
Other	101	12	89
Total research and development expenses	$10,945	$4,817	$6,128
Research and development expenses for the three months ended March 31, 2022 were $10.9 million, compared to $4.8 million for the three months ended March 31, 2021. The increase of approximately $6.1 million was primarily due to:
•$1.9 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613;
•$1.9 million of increased personnel costs, including $0.7 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team;
•$1.3 million of increased contract research organization expense, primarily driven by preclinical studies to support IND enabling studies for WTX-124 and WTX-330; and
•$0.7 million of increased facilities expense, primarily driven by our operating lease for our future headquarters entered in May 2021 and our short-term lease that commenced in April 2021.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		$ Change
(in thousands)	2022	2021
Personnel	$2,257	$1,065	$1,192
Professional services	817	1,140	(323)
Facilities	315	289	26
Other	1,032	141	891
Total general and administrative expenses	$4,421	$2,635	$1,786
General and administrative expenses were $4.4 million for the three months ended March 31, 2022, compared to $2.6 million for the three months ended March 31, 2021. The increase of approximately $1.8 million was primarily due to:
•$1.2 million of increased personnel costs due to the requirements of operating as a public company, which included $0.5 million of increased stock-based compensation expense;
•$0.3 million of decreased professional service costs, primarily due to hiring to support the requirements of operating as a public company; and
•$0.9 million of increased other costs, primarily driven by $0.7 million of increased insurance costs associated with public company management liability insurance.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2022 primarily through the issuance of convertible promissory notes for aggregate cash proceeds of $11.0 million, the issuance and sale of shares of our Series A and Series B preferred stock for aggregate cash proceeds of $116.3 million and the issuance and sale of shares of our common stock in our IPO in May 2021 for net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
Jazz Collaboration
In April 2022, we entered into the Collaboration Agreement with Jazz. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022. We are eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with Pacific Western Bank, or PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, of the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024, or as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”), and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. As of May 10, 2022, the Term Loans remain undrawn.
The Term Loans bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.50%. If the prime rate changes throughout the term, the interest rate is adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The Loan Agreement provides for interest-only payments until the Amortization Date, at which time the aggregate outstanding principal balance of the Term Loans is required to be repaid in monthly installments on a 24-month repayment schedule. All unpaid principal and accrued and unpaid interest with respect to the Term Loans is due and payable in full on February 28, 2026, as extended to August 31, 2026 upon the satisfaction of certain conditions set forth in the Loan Agreement. At our option, we may elect to prepay all, or any part, of the outstanding Term Loans at any time without premium or penalty.
We are obligated to pay PWB a fee in the event of certain corporate transactions equal to either (i) the greater of (a) $200,000 and (b) 2.00% of the amount drawn under the Term Loans for a transaction occurring on or prior to March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $400,000 and (b) 4.00% of the amount drawn under the Term Loans, which fee is referred to as a Success Fee. The Success Fee survives ten years from the date of payment of the Term Loans in full, such that, if the Loan Agreement is terminated prior to the payment of the Success Fee, we will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event during such ten-year period.
Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. On or before September 30, 2023, we are required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of our equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, we are required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
Plan of Operation and Future Funding Requirements
We use our capital resources primarily to fund operating expenses, primarily research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical development and move into clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Further, inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Quarterly Report; however, our operations may be adversely affected by inflation in the future.
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $268.2 million through March 31, 2022. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
Based on our current research and development plans, we expect that our existing cash and cash equivalents of $143.7 million, along with the $15.0 million upfront payment received under our Collaboration Agreement and the first $20.0 million tranche under our Loan Agreement, will be sufficient to fund our operations through at least the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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
•the cost of manufacturing our product candidates WTX-124, WTX-330, and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
•the costs of any third-party products used in our planned combination clinical trials that are not covered by such third parties or other sources;
•the potential additional expenses attributable to adjusting our development plans (including any supply related matters) as a result of the COVID-19 pandemic;
•the success of our collaboration with Jazz;
•the timing of, and the cost involved in, obtaining marketing approval for WTX-124 and WTX-330, or any future product candidates, and our ability to obtain marketing approval and generate revenue from any potential commercial sales of such product candidates;
•the cost of building a sales force in anticipation of product commercialization and the cost of commercialization activities for WTX-124, WTX-330, or any future product candidates if we receive marketing approval, including marketing, sales and distribution costs;
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
Our existing cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.
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
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(13,951)	$(7,326)
Investing activities	(28)	(13)
Financing activities	159	(538)
Net decrease in cash, cash equivalents and restricted cash	$(13,820)	$(7,877)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $14.0 million, compared to $7.3 million for the three months ended March 31, 2021. This increase of approximately $6.6 million was primarily attributable to an increase in net loss of $7.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
 Investing Activities
Net cash used in investing activities for each of the three months ended March 31, 2022 and 2021 was nearly zero.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.2 million, compared to $0.5 million used in financing activities for the three months ended March 31, 2021. This increase of $0.7 million was primarily attributable to costs incurred in connection with our IPO.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of May 10, 2022, the Term Loans remain undrawn.
Clinical Trial Collaboration and Supply Agreement
In August 2021, we entered into a Clinical Trial Collaboration and Supply Agreement, or Clinical Supply Agreement, with Merck & Co., Inc., or Merck, to evaluate WTX-124 in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy. The planned clinical trial will be conducted by us and is designed to evaluate the safety and preliminary efficacy of WTX-124 as a monotherapy and in combination with pembrolizumab in patients with solid tumors. Under the terms of the Clinical Supply Agreement, we will sponsor the study and Merck will supply us with pembrolizumab in exchange for jointly owning any inventions or discoveries relative to the combined use of WTX-124 and pembrolizumab. Each party is responsible for its own internal costs and expenses to support the trial.
Lease Agreements
In April 2019, we entered into an operating lease for approximately 9,949 square feet of office and laboratory space which commenced in April 2019 and terminates in March 2024. Total estimated base rent payments over the remaining term of the lease are approximately $1.8 million.
In March 2021, we entered into a short-term lease for approximately 7,500 square feet of office and laboratory space which commenced in April 2021 and terminates in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $0.1 million.
In June 2021, we entered into an operating lease for approximately 25,778 square feet of office and laboratory space in Watertown, Massachusetts, which will serve as our future headquarters. The lease term is targeted to commence in May 2022 and has an approximate eight-year term. Total estimated base rent payments over the term of the lease are approximately $19.3 million.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, leases, accrued expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from those estimates under different assumptions or conditions.
There were no material changes to our critical accounting policies and estimates as reported in the Annual Report on Form 10-K.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, including our condensed consolidated financial statements and the related notes and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
We are an early-stage biopharmaceutical company with a limited operating history upon which our business and prospects can be evaluated. We commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing and optimizing our platform technology, identifying potential product candidates, enhancing our intellectual property portfolio, undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, we currently only have two product candidates that we are developing independently, WTX-124 and WTX-330, neither of which has entered clinical development, and all of our other development programs are in discovery or preclinical stages. We have not yet demonstrated an ability to successfully submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or the FDA, or successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception and have not yet generated any revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net loss was $15.3 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $268.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124, WTX-330 and any future product candidates advance through preclinical studies and into clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
•successfully submit our INDs to the FDA for WTX-124, WTX-330 and any future product candidates;
•successfully initiate clinical trials for WTX-124, WTX-330 and any future product candidates;
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
We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of WTX-124, WTX-330 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to incur increasing expenses and operating losses over the next several years as we pursue clinical development of our product candidates and implement the additional infrastructure necessary to support our operations as a public reporting company. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for WTX-124, WTX-330 or any other product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.
As of March 31, 2022, we had cash and cash equivalents of $143.7 million. Our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor and the development of WTX-330 through dose escalation and expansion trials as a monotherapy or in combination with an immune checkpoint inhibitor.
Our cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
•the cost of manufacturing our lead product candidates, WTX-124, WTX-330 and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
•the costs of any third-party products used in our planned combination clinical trials that are not covered by such third parties or other sources;
•the potential additional expenses attributable to adjusting our development plans (including any supply related matters) as a result of the COVID-19 pandemic;
•the timing of, and the cost involved in, obtaining marketing approval for WTX-124, WTX-330 or any future product candidates, and our ability to obtain marketing approval and generate revenue from any potential commercial sales of such product candidates;
•the cost of building a sales force in anticipation of product commercialization and the cost of commercialization activities for WTX-124, WTX-330 or any future product candidates if we receive marketing approval, including marketing, sales and distribution costs;
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
Except for the first $20.0 million tranche under our amended and restated loan and security agreement, or the Loan Agreement, with Pacific Western Bank, or PWB, we do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions resulting from the ongoing COVID-19 pandemic and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that arise from the pandemic. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts or other operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our platform technology or product candidates.
Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. The incurrence of indebtedness would result in payment obligations and could require us to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Further, our ability to obtain additional debt financing may be limited by covenants we have made under our Loan Agreement, including our pledge to PWB of substantially all of our assets, other than our intellectual property, as collateral. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
We have a term loan facility that requires us to comply with certain operating covenants and places restrictions on our operating and financial flexibility.
All outstanding obligations under the Loan Agreement are secured by our Company’s personal property (exclusive of any intellectual property), and are subject to acceleration upon an event of default. Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. On or before September 30, 2023, we are required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of our equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, we are required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
Our financial obligations and contractual commitments under the Loan Agreement could have significant adverse consequences, including:
•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
Under our Loan Agreement, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and the lenders accelerate the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under our Loan Agreement, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.
Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.
Changes in tax laws or in their implementation or interpretation may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2019, or TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and, as a result of amendments made by the CARES Act, such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
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
Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates
We are early in our development efforts and our current product candidates will require successful completion of preclinical and clinical development before we can seek regulatory approval for any product candidates.
We are early in our development efforts and have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform. We have yet to advance any of our lead product candidates into clinical trials. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
To date, we have only had limited interactions with the FDA regarding our clinical development plans. We may experience issues surrounding preliminary trial execution, such as delays in FDA acceptance of our INDs, revisions in trial design and finalization of trial protocols, difficulties with patient recruitment and enrollment, quality and provision of clinical supplies, or early safety signals.
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
Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully develop and commercialize of WTX-124, WTX-330 and any future product candidates. The success of our product candidates will depend on several factors, including the following:
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
Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for WTX-124, WTX-330 or any future product candidates.
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of WTX-124, WTX-330 and any future product candidates, which may never occur. However, given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.
Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our novel PREDATOR platform. While we have had favorable preclinical study results related to WTX-124 and WTX-330, both of which we are developing by leveraging our PREDATOR platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We have no assurance that our PREDATOR platform will be able to produce product candidates that will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform, and our future success is highly dependent on the continued successful development of our platform and product candidates that we develop by leveraging our platform. Because all of our product candidates are based upon our PREDATOR platform, any development problems we may experience in the future related to any of our product candidates has the potential to impact the development of our other product candidates and any such development problems have the potential to cause significant delays or unanticipated costs and may ultimately not be able to be solved.
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
The manufacturing cell line currently in use to develop INDUKINE manufacturing processes has not been used to manufacture multi-domain proteins that include our protease cleavable linkers. The presence of these linkers presents a risk that unintended proteolysis may occur during the manufacture of INDUKINE molecules and that undesired fragments may not be able to be sufficiently removed by the purification process. The novel multi-domain composition of INDUKINE molecules may present a risk due to its complexity and challenges inherent to the manufacture of biologics. As a result, the risk of delays or failure in the manufacture of our INDUKINE molecules is high. Before we can commence clinical trials for a product candidate, the manufactured INDUKINE molecules must complete extensive analytical testing and be qualified for use in human studies. We cannot be certain of the timely completion or outcome of our analytical testing and suitability for human studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical material or if the outcome of our analytical testing will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our product candidates or any future preclinical programs on the timelines we expect, if at all, and we cannot be sure that the submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. In addition, we cannot be certain that we will be able to produce product candidates at the scale required for our clinical trials and, for any approved products, commercial production on a timely basis or at all, which could also have an adverse effect on our business.
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
None of our product candidates has advanced into a clinical trial, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to successfully submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our product candidates will successfully complete preclinical studies or clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. To date, we have never advanced a product candidate into a clinical trial. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. Additionally, if we successfully commence clinical trials there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

The COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.
Public health crises such as the COVID-19 pandemic or similar outbreaks could adversely impact our business. In response to the COVID-19 pandemic, governments throughout the world have implemented a variety of quarantines, travel restrictions and other public health and safety measures that have impacted, and may continue to impact, our operations. The ultimate extent to which COVID-19 or any future surges, including as a result of new variants and subvariants of the virus, impacts our operations, including our preclinical testing, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and the actions taken to contain COVID-19 or treat its impact, among others. Any negative impact COVID-19 has on the execution of our product development plans could adversely affect our ability to timely submit INDs for product candidates, negatively affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
Any of these effects, and other effects of the COVID-19 pandemic, including future outbreaks, the emergence of new variants and subvariants of the virus, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Alkermes Plc, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., BioNTech SE, Medicenna Therapeutics Corp., Neoleukin Therapeutics, Inc., F. Hoffmann-La Roche AG, or Roche, Synthekine, Inc., Synthorx, Inc. (Sanofi) and Xilio Therapeutics, Inc.

There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Oncorus, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited, or Takeda), Philogen S.p.A., Codiak BioSciences, Inc., Oncosec Medical Incorporated, and Xilio Therapeutics, Inc.
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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications, and a third CMO to provide drug substance manufacturing for WTX-613. To support the manufacture of clinical vialled drug product, our CMO will conduct substantial analytical testing of WTX-124 and WTX-330 vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our planned combination clinical trials of WTX-124 or WTX-330 with immune checkpoint inhibitors, we will need to procure supply of the immune checkpoint inhibitors for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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

We have entered into, and may in the future seek to enter into, collaborations or other similar arrangements for our product candidates. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. For example, in April 2022, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (“IFNα”) INDUKINE™ molecule, WTX-613, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria. We may also enter into collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.

Existing and future collaborations involving our product candidates may pose significant risks to us, including the following:
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
Any collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. In addition, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report will apply to the activities of any of our collaborators.
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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
As of March 31, 2022, we had 42 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until May 6, 2022, our stock price has ranged from $3.51 to $21.67. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
As of May 6, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 51.7% of our outstanding common stock.
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
As of March 31, 2022, we have used approximately $46.4 million of the net proceeds from the IPO.

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

10.1*^	Collaboration and License Agreement dated as of April 6, 2022 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.
10.2	Amended and Restated Loan and Security Agreement dated as of April 12, 2022, by and between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)