Form 10-Q
period 2022-06-30
Werewolf Therapeutics, Inc.
filed 2022-08-11
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to_____________.
Commission File Number 001-40366
______________________________________________________________________________________
WEREWOLF THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________

Delaware	82-3523180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Talcott Ave, 2nd Floor Watertown, Massachusetts (Address of principal executive offices)	02472 (Zip Code)
Registrant’s telephone number, including area code: (617) 952‑0555
1030 Massachusetts Avenue, Suite 210, Cambridge, Massachusetts 02138
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, there were 29,529,425 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$145,712	$157,531
Prepaid expenses and other current assets	6,233	3,537
Other receivables	2,220	—
Total current assets	154,165	161,068
Property and equipment, net	9,031	2,913
Restricted cash	1,208	1,208
Operating lease right of use asset	9,070	13,412
Other non-current assets	1,855	649
Total assets	$175,329	$179,250
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,590	$2,037
Accrued expenses and other current liabilities	14,090	8,765
Operating lease liability, current	1,871	1,072
Deferred revenue, current	11,817	—
Total current liabilities	30,368	11,874
Operating lease liability, net of current portion	13,675	14,589
Deferred revenue, net of current portion	1,254	—
Other liabilities	191	—
Total liabilities	45,488	26,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding as of June 30, 2022 or December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2022 and December 31, 2021; 28,456 and 27,608 shares issued as of June 30, 2022 and December 31, 2021, respectively; 28,278 and 27,313 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	412,671	405,680
Accumulated deficit	(282,832)	(252,895)
Total stockholders’ equity	129,841	152,787
Total liabilities and stockholders’ equity	$175,329	$179,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$4,148	$—	$4,148	$—
Operating expenses:
Research and development	13,887	7,265	24,832	12,082
General and administrative	5,233	3,691	9,654	6,326
Total operating expenses	19,120	10,956	34,486	18,408
Operating loss	(14,972)	(10,956)	(30,338)	(18,408)
Other income:
Other income (expense), net	281	(16)	265	(32)
Interest income	97	51	136	84
Total other income	378	35	401	52
Net loss	(14,594)	(10,921)	(29,937)	(18,356)
Accretion of redeemable convertible preferred stock to redemption value	—	(56,926)	—	(151,942)
Net loss attributable to common stockholders	$(14,594)	$(67,847)	$(29,937)	$(170,298)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(3.82)	$(1.09)	$(17.86)
Weighted-average common shares outstanding, basic and diluted	27,517	17,750	27,455	9,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	27,608	$2	$405,680	$(252,895)	$152,787
Stock-based compensation expense	—	—	—	—	—	—	1,745	—	1,745
Stock option exercises	—	—	—	—	46	—	129	—	129
Net loss	—	—	—	—	—	—	—	(15,343)	(15,343)
Balance at March 31, 2022	—	—	—	—	27,654	2	407,554	(268,238)	139,318
Issuance of common stock from at the market offering, net of issuance costs of $314	—	—	—	—	801	—	3,339	—	3,339
Stock-based compensation expense	—	—	—	—	—	—	1,777	—	1,777
Stock option exercises	—	—	—	—	1	—	1	—	1
Net loss	—	—	—	—	—	—	—	(14,594)	(14,594)
Balance at June 30, 2022	—	$—	—	$—	28,456	$2	$412,671	$(282,832)	$129,841

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Accretion of redeemable convertible preferred stock to redemption value	—	49,753	—	45,263	—	—	(560)	(94,456)	(95,016)
Stock-based compensation expense	—	—	—	—	—	—	539	—	539
Stock option exercises	—	—	—	—	14	—	21	—	21
Net loss	—	—	—	—	—	—	—	(7,435)	(7,435)
Balance at March 31, 2021	80,247	118,765	78,222	117,333	1,760	2	—	(153,756)	(153,754)
Accretion of redeemable convertible preferred stock to redemption value	—	29,619	—	27,307	—	—	(335)	(56,591)	(56,926)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(80,247)	(148,384)	(78,222)	(144,640)	18,280	—	293,024	—	293,024
Issuance of common stock from initial public offering, net of issuance costs of $2,379	—	—	—	—	7,500	—	109,221	—	109,221
Stock-based compensation expense	—	—	—	—	—	—	781	—	781
Stock option exercises	—	—	—	—	28	—	131	—	131
Net loss	—	—	—	—	—	—	—	(10,921)	(10,921)
Balance at June 30, 2021	—	$—	—	$—	27,568	$2	$402,822	$(221,268)	$181,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(29,937)	$(18,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,522	1,320
Depreciation expense	283	101
Non-cash lease expense	961	336
Change in fair value of derivative liability	262	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,726)	(2,691)
Other receivables	(2,220)	—
Other non-current assets	(1,206)	—
Accounts payable	132	1,864
Accrued expenses and other current liabilities	3,528	(1)
Deferred revenue	13,071	—
Right of use assets and operating lease liability	(115)	(328)
Other liabilities	191	(31)
Net cash used in operating activities	(14,254)	(17,786)
Investing activities:
Purchases of property and equipment	(1,139)	(124)
Net cash used in investing activities	(1,139)	(124)
Financing activities:
Proceeds from at the market offering of common stock	3,653	—
Proceeds from initial public offering of common stock	—	111,600
Payment of equity issuance costs	(239)	(2,087)
Proceeds from stock option exercises	160	152
Net cash provided by financing activities	3,574	109,665
Net (decrease) increase in cash and cash equivalents	(11,819)	91,755
Cash, cash equivalents and restricted cash—beginning of period	158,830	92,777
Cash, cash equivalents and restricted cash—end of period	$147,011	$184,532
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$1,881	$15
Issuance costs in accounts payable and accrued expenses	$75	$318
Stock option exercise receivables in prepaid expenses and other current assets	$(30)	$—
Non-cash accretion of Series A and Series B redeemable convertible preferred stock	$—	$151,942
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Werewolf Therapeutics, Inc. (“Werewolf” or the “Company”) was incorporated in the state of Delaware in October 2017. The Company is an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. The Company’s headquarters are located in Watertown, Massachusetts.
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
The Company had cash and cash equivalents of $145.7 million at June 30, 2022. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (the “Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, is unaudited. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, the fair values of common stock and the fair value of the success payment liability. Actual results could differ from those estimates.
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
3. Jazz Collaboration and License Agreement
In April 2022, the Company entered into an exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which the Company granted Jazz certain licenses to develop and commercialize products containing the Company’s Interferon alpha (“IFNα”) INDUKINE™ molecule, WTX-613, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, the Company is responsible for certain pre-clinical development activities with respect to WTX-613 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse the Company for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”).
Under the terms of the Collaboration Agreement, the Company received a non-refundable upfront cash payment of $15.0 million in April 2022.
Milestones and Royalties
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
Accounting Analysis under ASC 606
Identification of the Contract(s)
The Company assessed the Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC Topic 606, Revenue from Contracts with Customers.
Identification of Promises and Performance Obligations
The Company has concluded that the exclusive license to its intellectual property, WTX-613, and the non-exclusive corresponding “know-how” are not capable of being distinct from the other promises within the contract, and as such, the Company has determined that the license and “know-how” combined with the other research and development services and supply represent a single combined performance obligation.
Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $32.3 million, which is comprised of the nonrefundable upfront payment of $15.0 million and the estimated costs for research services of $17.3 million. Outside of the estimated costs for research services, there is no other variable consideration included in the transaction price at inception. The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement is zero, as achievement of those milestones is uncertain and highly susceptible to factors outside the Company’s control. Accordingly, all such milestone payments were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, will adjust the transaction price as necessary. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The upfront payment of $15.0 million was recorded as deferred revenue and, along with payments related to the Company’s conduct of research services under the Collaboration Agreement, will be recognized as revenue over approximately 3.7 years using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Jazz.
Recognition of Revenue
For the six months ended June 30, 2022, using the cost-to-cost input method, which best depicts the research services performed for the customer, the Company recognized $4.1 million of revenue related to the Collaboration Agreement, of which $1.9 million related to the upfront payment and $2.2 million related to costs incurred for research services. As of June 30, 2022, there is $11.8 million and $1.3 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement. All costs associated with the Collaboration Agreement are recorded in research and development expense in the condensed consolidated statements of operations.

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Reductions	June 30, 2022
Contract liabilities:
Deferred revenue	$—	$15,000	$(1,929)	$13,071
Totals	$—	$15,000	$(1,929)	$13,071
As of June 30, 2022, the Company had not received any milestone or royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
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
The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents and a success payment liability pursuant to an amended and restated loan and security agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”) (see Note 9, Term Loan).
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$145,712	$—	$—	$145,712
Total assets	$145,712	$—	$—	$145,712
Liabilities
Success payment liability	$—	$—	$863	$863
Total liabilities	$—	$—	$863	$863
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$157,531	$—	$—	$157,531
Total assets	$157,531	$—	$—	$157,531
Liabilities
Success payment liability	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
There were no changes in valuation techniques during the three or six months ended June 30, 2022. There were no liabilities measured at fair value on a recurring basis as of December 31, 2021.
Success Payment Liability
The Company is obligated to pay to PWB a one-time success payment upon the occurrence of the Company achieving certain conditions defined in the Loan Agreement. The maximum aggregate success payment that could be payable by the Company is $1.6 million.

The following table reconciles the change in fair value of the success payment liability during the six months ended June 30, 2022 based on Level 3 inputs (in thousands):

Six Months Ended June 30, 2022
Balance at December 31, 2021	$—
Additions	1,125
Change in fair value	(262)
Balance at June 30, 2022	$863
The success payment liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company models the value of the liability based on several key variables, including probability of event occurrence and timing of event occurrence.
The fair value of the success payment liability was determined using a probability weighted expected return method, in which the probability and timing of potential future events is considered in order to estimate the fair value of the success payment liability as of each valuation date. Management determined the fair value of the success payment liability as of June 30, 2022 using the following significant unobservable inputs:

June 30, 2022
Probability of Success Fee Event	80%
Expected term (in years)	0.83 - 1.25
Discount rate	6.7%
The Company remeasured the liability at fair value with a corresponding decrease of $0.3 million recorded to other income (expense), net for the six months ended June 30, 2022.
5. Restricted Cash
The Company maintained restricted cash of $1.3 million at each of June 30, 2022 and December 31, 2021. At each of June 30, 2022 and December 31, 2021, $0.1 million of the Company’s restricted cash balance is included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. These amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces.
6. Property and Equipment, Net
Property and equipment, net as of June 30, 2022 and December 31, 2021 was comprised as follows (in thousands):

	Estimated Useful Life (in years)	June 30, 2022	December 31, 2021
Laboratory equipment	5	$923	$839
Furniture and office equipment	5	248	9
Computer equipment	3	361	221
Leasehold improvements	Shorter of 7 years or remaining lease term	7,726	274
Construction in progress		447	1,961
Total property and equipment, gross		9,705	3,304
Less: accumulated depreciation		(674)	(391)
Total property and equipment, net		$9,031	$2,913
Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 were comprised as follows (in thousands):

	June 30, 2022	December 31, 2021
Manufacturing	$5,452	$3,427
Contract research	2,258	2,542
Employee compensation and benefits	1,938	2,200
Professional fees	1,855	433
Leasehold improvements	1,295	—
Success payment liability	863	—
Other	429	163
Total accrued expenses and other current liabilities	$14,090	$8,765

8. Leases
The Company’s leases are as follows:
•An April 2019 operating lease for approximately 9,949 square feet of office and laboratory space which commenced in April 2019 and terminates in March 2024. The lease is subject to fixed-rate rent escalations and provided for a term extension option, which was not reasonably certain of exercise. In May 2022, the Company entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), to sublease the entirety of this space. The annual rent for the subleased premises will be approximately $1.1 million in the first year and $1.0 million in the second year, which is greater than the annual rent paid by the Company to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
•A March 2021 short-term lease for approximately 7,500 square feet of office and laboratory space which commenced in April 2021 and terminated in May 2022. The Company did not recognize an operating lease right of use asset or a lease liability upon lease commencement. Rent expense for the Company’s short-term lease was recognized as incurred.
•A June 2021 operating lease for approximately 25,778 square feet of office and laboratory space, which the Company occupied in May 2022, and terminates in May 2030. The lease is subject to fixed-rate rent escalations and provided for $5.7 million in tenant improvements and a term extension option, which was not reasonably certain of exercise. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing, which is included in restricted cash as of June 30, 2022.
Accounting Analysis for operating leases under ASC Topic 842, Leases:
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
The following table summarizes lease costs for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$633	$219	$1,316	$438
Variable lease costs	183	99	281	199
Short-term lease costs	91	137	228	137
Sublease income	(68)	—	(68)	—
Total	$839	$455	$1,757	$774
The following table summarizes the lease term and discount rate for operating leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.4	7.6
Weighted-average discount rate	8.1%	8.1%
As of June 30, 2022, the future minimum lease payments due under the Company’s leases are as follows (in thousands):

Amount
2022	$1,453
2023	3,133
2024	2,505
2025	2,337
2026	2,403
Thereafter	8,730
Total remaining minimum rental payments	20,561
Less: effect of discounting	(5,015)
Total lease liability	$15,546

9. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB is also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. Although the Tranche I Loan was made available to the Company at the closing date, as of June 30, 2022, the Company has elected to defer making a draw. As of June 30, 2022, the Company had not drawn down any Term Loans and had no outstanding borrowings under the Loan Agreement.
The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly.
The Company is obligated to pay PWB a fee in the event of certain corporate transactions equal to either (i) the greater of (a) $0.2 million and (b) 2.0% of the amount drawn under the Term Loans, for a transaction occurring on or before March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $0.4 million and (b) 4.0% of the amount drawn under the Term Loans (the “Success Fee”). The Success Fee will survive ten years from the date of payment of the Term Loans in full, such that, if the Loan Agreement is terminated prior to the payment of the Success Fee the Company will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event (as defined in the Loan Agreement) during such ten-year period.
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 815, Derivatives and Hedging. The Company determined that the fair value of the Success Fee upon the closing date of the Loan Agreement and then marked to market the fair value of the Success Fee as of June 30, 2022.
All outstanding obligations under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain negative covenants, which among other things, restrict the Company from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring its assets, (v) making investments in any entities or instruments other than certain investments specified in the Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by the board of directors. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. On or before September 30, 2023, we are required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of our equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, we are required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB.
PWB has the right to accelerate all outstanding obligations of the Company under the Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement, and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of June 30, 2022, the Company had $20.0 million available to draw on the Term Loans and had no outstanding principal.
In connection with this agreement the Company recorded a total of $0.9 million as a success fee liability as of June 30, 2022, that is contingent upon the occurrence of future events and will be payable to PWB upon the occurrence of those events. The initial valuation of the success fee recorded in connection with the Loan Agreement was recorded as a deferred asset on the Company’s balance sheet until the Company draws down on the Term Loans. Upon drawdown of the Term Loans the value of the success fee will be reclassified as a discount to the term loan payable. The unamortized balance of the success fee will be charged to interest expense over the remainder of the borrowing term.
10. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2022, no dividends on common stock had been declared by the Company.
On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (“SVB”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of June 30, 2022, the Company had sold an aggregate of 801,462 shares under the ATM Offering at an average price of $4.70 per share for net proceeds of $3.3 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of June 30, 2022, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance
The Company had reserved shares of common stock for issuance as of June 30, 2022 and December 31, 2021 as follows (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Shares reserved for exercises of outstanding stock options	4,383	3,266
Shares reserved for vesting of restricted stock units	236	—
Shares reserved for exercises of warrants	59	59
Shares reserved for future issuance under the 2021 Stock Incentive Plan	1,919	1,939
Total shares reserved for future issuance	6,597	5,264
11. Stock-based Compensation
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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. Effective January 1, 2022, 1,380,397 additional shares were automatically added to the shares reserved for issuance under the 2021 Plan pursuant to this evergreen provision.
As of June 30, 2022, there were 1,918,600 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. The company had not initiated any offering periods under the 2021 ESPP as of June 30, 2022, and no shares were added on January 1, 2022, pursuant to the evergreen provision.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$806	$212	$1,587	$352
General and administrative	971	569	1,935	968
Total stock-based compensation	$1,777	$781	$3,522	$1,320

RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.
The following table summarizes RSA activity during the six months ended June 30, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	295	$1.35
Granted	—	$—
Vested	(117)	$1.33
Forfeited	—	$—
Unvested at June 30, 2022	178	$1.36
As of June 30, 2022, there was unrecognized stock-based compensation expense related to unvested RSAs of $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
The aggregate fair value of RSAs that vested during the three months ended June 30, 2022 and 2021, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.3 million and $0.8 million, respectively. The aggregate fair value of RSAs that vested during the six months ended June 30, 2022 and 2021, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.8 million and $1.1 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the six months ended June 30, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—
Granted	259	$4.97
Vested	—	$—
Forfeited	(23)	$4.97
Unvested at June 30, 2022	236	$4.97
As of June 30, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.94 years.
No RSUs vested during the three or six months ended June 30, 2022 or 2021.
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	1.1%	1.9%	1.0%
Expected term (in years)	5.8	6.0	6.0	6.0
Dividend yield	—%	—%	—%	—%
Expected volatility	77.5%	78.9%	76.3%	79.3%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2022 and 2021 was $2.48 and $10.80 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $6.25 and $8.15 per share, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2022 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	3,266	$8.24	9.02
Granted	1,247	$9.37
Exercised	(47)	$2.81
Cancelled	(83)	$7.25
Outstanding at June 30, 2022	4,383	$8.64	8.78
Exercisable at June 30, 2022	1,165	$7.40	8.29
The aggregate intrinsic fair value of stock options exercised during the three months ended June 30, 2022 and 2021 was less than $0.1 million and $0.2 million, respectively. The aggregate intrinsic fair value of stock options exercised during each of the six months ended June 30, 2022 and 2021 was $0.3 million.
As of June 30, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $18.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
12. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow, for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend (see Note 8, Leases). The Company received cash payments under its sublease of approximately $0.1 million during the six months ended June 30, 2022. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit that is included within “Other liabilities” in the accompanying condensed consolidated balance sheets as of June 30, 2022.
13. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2022	2021
Outstanding stock options	4,383	2,884
Unvested RSAs	178	436
Unvested RSUs	236	—
Warrants to purchase common stock	59	59
Total	4,856	3,379

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
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types. We remain on track as we advance towards clinical development for WTX-124 and WTX-330. In the second quarter of 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our investigational new drug application, or IND, for WTX-124, and we plan to initiate a Phase 1/1b clinical trial to evaluate WTX-124 as a monotherapy and in combination with checkpoint inhibitors in patients with advanced or metastatic solid tumors. We plan to submit an IND for WTX-330 in the second half of 2022.
In April 2022, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (IFNα) INDUKINE molecule, WTX-613 (now known as JZP898), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, we are initially responsible for certain pre-clinical development activities with respect to WTX-613 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an IND to the FDA. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022, and we are eligible to receive cost reimbursements for research services performed under the Collaboration Agreement. We are also eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of June 30, 2022, we had an accumulated deficit of $282.8 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Financial Operations Overview
Revenue
We have not generated any revenue to date from product sales and do not expect to do so in the near future. For the six months ended June 30, 2022, we recognized $4.1 million of revenue related to the Collaboration Agreement, of which $1.9 million related to the $15.0 million upfront payment received in April 2022 and $2.2 million related to costs incurred for research services to be reimbursed by Jazz. We had $13.1 million of deferred revenue as of June 30, 2022, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2022, we had not received any milestone or royalty payments under the Collaboration Agreement.
In the future, we expect to continue to generate revenue from the Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Collaboration Agreement and as a result of the timing and amount of milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Our external development costs for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
WTX-124	$3,038	$2,020	$5,269	$2,624
WTX-330	3,229	969	5,362	2,369
WTX-613	1,180	1,130	2,182	1,638
Pre-development candidates	995	219	1,472	371
Total external development costs	$8,442	$4,338	$14,285	$7,002
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate and progress clinical trials of WTX-124 and WTX-330 and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for WTX-613 will generally be reimbursed by Jazz.
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support the increasing size and complexity of our research, development and manufacturing activities.
Other Income
Other Income (Expense), Net
Other income (expense), net consists primarily of remeasurement gains or losses attributable to changes in the fair value of the success payment liability associated with our debt agreement with Pacific Western Bank, or PWB. For more information see “Liquidity and Capital Resources” below.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$ Change
	2022	2021
Revenue:
Collaboration revenue	$4,148	$—	$4,148
Operating expenses:
Research and development	13,887	7,265	6,622
General and administrative	5,233	3,691	1,542
Total operating expenses	19,120	10,956	8,164
Operating loss	(14,972)	(10,956)	(4,016)
Other income:
Other income (expense), net	281	(16)	297
Interest income	97	51	46
Total other income	378	35	343
Net loss	$(14,594)	$(10,921)	$(3,673)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$ Change
	2022	2021
Personnel	$3,897	$1,831	$2,066
Manufacturing	5,035	3,037	1,998
Contract research organization	3,407	1,301	2,106
Facilities	640	279	361
Lab consumables	753	799	(46)
Other	155	18	137
Total research and development expenses	$13,887	$7,265	$6,622
Research and development expenses for the three months ended June 30, 2022 were $13.9 million, compared to $7.3 million for the three months ended June 30, 2021. The increase of $6.6 million was primarily due to:
•$2.1 million of increased personnel costs, including $0.6 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team;
•$2.0 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613; and
•$2.1 million of increased contract research organization expense incurred to support IND enabling studies and clinical start-up activities for WTX-124 and WTX-330.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$ Change
	2022	2021
Personnel	$2,257	$1,576	$681
Facilities	410	318	92
Professional services	1,329	1,096	233
Other	1,237	701	536
Total general and administrative expenses	$5,233	$3,691	$1,542
General and administrative expenses were $5.2 million for the three months ended June 30, 2022, compared to $3.7 million for the three months ended June 30, 2021. The increase of $1.5 million was primarily due to:
•$0.7 million of increased personnel costs due to the requirements of operating as a public company, which included $0.4 million of increased stock-based compensation expense; and
•$0.5 million of increased other costs, primarily driven by $0.2 million of increased insurance costs associated with public company management liability insurance.
Other Income, Net
Changes in the fair value of the success payment liability resulted in a gain of $0.3 million for the three months ended June 30, 2022.
Results of Operations
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		$ Change
	2022	2021
Revenue:
Collaboration revenue	$4,148	$—	$4,148
Operating expenses:
Research and development	24,832	12,082	12,750
General and administrative	9,654	6,326	3,328
Total operating expenses	34,486	18,408	16,078
Operating loss	(30,338)	(18,408)	(11,930)
Other income:
Other income (expense), net	265	(32)	297
Interest income	136	84	52
Total other income	401	52	349
Net loss	$(29,937)	$(18,356)	$(11,581)

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		$ Change
	2022	2021
Personnel	$7,201	$3,277	$3,924
Manufacturing	8,893	5,025	3,868
Contract research organization	5,392	1,977	3,415
Facilities	1,446	416	1,030
Lab consumables	1,644	1,357	287
Other	256	30	226
Total research and development expenses	$24,832	$12,082	$12,750
Research and development expenses for the six months ended June 30, 2022 were $24.8 million, compared to $12.1 million for the six months ended June 30, 2021. The increase of $12.8 million was primarily due to:

•$3.9 million of increased personnel costs, including $1.2 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team;
•$3.9 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613;
•$3.4 million of increased contract research organization expense incurred to support IND enabling studies and clinical start-up activities for WTX-124 and WTX-330; and
•$1.0 million of increased facilities expense primarily related to leasing of additional research space to support additional headcount.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		$ Change
	2022	2021
Personnel	$4,514	$2,641	$1,873
Facilities	725	607	118
Professional services	2,146	2,236	(90)
Other	2,269	842	1,427
Total general and administrative expenses	$9,654	$6,326	$3,328
General and administrative expenses were $9.7 million for the six months ended June 30, 2022, compared to $6.3 million for the six months ended June 30, 2021. The increase of $3.3 million was primarily due to:
•$1.9 million of increased personnel costs due to the requirements of operating as a public company; and
•$1.4 million of increased other costs, primarily driven by $0.9 million of increased insurance costs associated with public company management liability insurance.
Other Income, Net
Changes in the fair value of the success payment liability resulted in a gain of $0.3 million for the six months ended June 30, 2022.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2022 primarily through aggregate cash proceeds from convertible promissory notes of $11.0 million, gross proceeds from private placements of our convertible preferred stock of $116.3 million, net proceeds from our IPO of $109.2 million, a non-refundable upfront payment of $15.0 million received in connection with the Collaboration Agreement and net proceeds from our ATM Offering of $3.3 million.
Jazz Collaboration
In April 2022, we entered into the Collaboration Agreement with Jazz. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022, and we are eligible to receive cost reimbursements for research services performed under the Collaboration Agreement. In addition, we are eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, of the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024, or as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”), and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. As of August 11, 2022, the Term Loans remain undrawn.
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
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of June 30, 2022, we had sold an aggregate of 801,462 shares under the ATM Offering at an average price of $4.70 per share for net proceeds of $3.3 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $282.8 million through June 30, 2022. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
Based on our current research and development plans, we expect that our existing cash and cash equivalents of $145.7 million will be sufficient to fund our operations through at least the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,254)	$(17,786)
Investing activities	(1,139)	(124)
Financing activities	3,574	109,665
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,819)	$91,755
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $14.3 million, compared to $17.8 million for the six months ended June 30, 2021. This decrease of approximately $3.5 million was primarily attributable to increased non-cash stock-based compensation expense of $2.0 million and deferred revenue related to the non-refundable upfront cash payment for the Collaboration Agreement partially offset by an increase in net loss for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
 Investing Activities
Net cash used in investing activities for each of the six months ended June 30, 2022 was $1.1 million, compared to nearly zero for the six months ended June 30, 2021. The increase of approximately $1.0 million was primarily attributable to cash paid for leasehold improvements for our new headquarters. Our move into the new facility was completed in May 2022.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $3.6 million, compared to $109.7 million provided by financing activities for the six months ended June 30, 2021. This decrease of $106.1 million was primarily attributable to proceeds from our IPO during the 2021 period and the receipt of proceeds from our ATM Offering during the 2022 period.

Contractual Obligations
Overview
In the normal course of business, we enter into agreements with CROs, contact manufacturers, vendors and other third parties for preclinical studies, manufacturing services and other services and products for operating purposes. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. During the six months ended June 30, 2022, other than as set forth below, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2021.
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of August 11, 2022, the Term Loans remain undrawn.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 are approximately $1.6 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, to sublease the entirety of this space. The annual rent from the subleased premises will be approximately $1.1 million in the first year and $1.0 million in the second year, which is greater than the annual rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The short-term lease for office and laboratory space that we entered into in March 2021 terminated in May 2022.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $18.9 million.
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
Revenue Recognition
We analyze our collaborations to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
For those elements of the arrangement that are accounted for pursuant to ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the assessment, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of promised goods or services to the customer will be one year or less.

Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. The event-based milestone payments represent variable consideration, and we use the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.
Other than the addition of revenue recognition as a critical accounting policy and estimate, there were no material changes to our critical accounting policies and estimates as reported in the Annual Report on Form 10-K.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are an early-stage biopharmaceutical company with a limited operating history upon which our business and prospects can be evaluated. We commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing and optimizing our platform technology, identifying potential product candidates, enhancing our intellectual property portfolio, undertaking research and preclinical studies and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, we currently only have two product candidates that we are developing independently, WTX-124 and WTX-330, and all of our other development programs are in discovery or preclinical stages. We have not yet demonstrated an ability to successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $29.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $282.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 advances through development, and WTX-330 and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
•successfully submit our investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or the FDA, for WTX-330 and any future product candidates;
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
As of June 30, 2022, we had cash and cash equivalents of $145.7 million. Our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
Our future capital requirements, both short-term and long-term, will depend on many factors, including:
•the scope, progress, timing, costs and results of researching and developing our current product candidates or any future product candidates, including with respect to WTX-124 and WTX-330;
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
We are early in our development efforts and have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform. Our lead product candidates are at or near the beginning of the clinical trial stage. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Our business is highly dependent on the success of our initial INDUKINE molecules, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.
Our business and future success is highly dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial INDUKINE molecules, including our most advanced product candidates, WTX-124 and WTX-330.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of a clinical trial may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.
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
Risk of failure for preclinical candidates is high. Before we can commence clinical trials for our preclinical product candidates, we must complete extensive preclinical testing and studies that support INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to successfully submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our future product candidates will successfully complete preclinical studies or if any of our current or future product candidates complete clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. Additionally, if we successfully commence clinical trials there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our current or future product candidates, including:
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Alkermes Plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., Merck & Co., Medicenna Therapeutics Corp., Neoleukin Therapeutics, Inc., F. Hoffmann-La Roche AG, or Roche, Synthekine, Inc., Synthorx, Inc. (Sanofi) and Xilio Therapeutics, Inc.

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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications, and additional CMOs to provide drug substance and drug product manufacturing for WTX-613. To support the manufacture of drug substance and drug product, our CMOs will conduct substantial analytical testing of drug substance and vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our planned combination clinical trials of WTX-124 or WTX-330 with immune checkpoint inhibitors, we will need to procure supply of the immune checkpoint inhibitors for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. For example, in April 2022, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (“IFNα”) INDUKINE™ molecule, WTX-613 (now known as JZP898), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria. We may also enter into collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.

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
We intend in the future to conduct, clinical trials for certain of our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
We intend in the future to conduct, one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.
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
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. For example, in May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. We are based in the Boston area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited, and could harm our business, prospects, financial condition and results of operations.
We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of June 30, 2022, we had 47 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until August 5, 2022, our stock price has ranged from $3.42 to $21.67. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
As of August 5, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 52.6% of our outstanding common stock.
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
As of June 30, 2022, we have used approximately $62.7 million of the net proceeds from the IPO.

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

10.1*^
Collaboration and License Agreement, dated as of April 6, 2022, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022).

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

WEREWOLF THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)