Form 10-Q
period 2022-09-30
Werewolf Therapeutics, Inc.
filed 2022-11-10
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November 4, 2022, there were 30,744,648 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 6.	Exhibits	69

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
The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•the initiation, timing, progress and results of our research and development programs, preclinical studies and ongoing and planned clinical trials, including the anticipated timing of data announcements;
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
•The manufacturing of biologics is complex, and we do not have our own clinical manufacturing capabilities. We will rely on third parties to produce preclinical, clinical and commercial supplies of all current and any future product candidates.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$140,450	$157,531
Prepaid expenses and other current assets	6,837	3,537
Other receivables	4,300	—
Total current assets	151,587	161,068
Property and equipment, net	9,169	2,913
Restricted cash	1,211	1,208
Operating lease right of use asset	8,604	13,412
Other non-current assets	1,853	649
Total assets	$172,424	$179,250
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,388	$2,037
Accrued expenses and other current liabilities	13,934	8,765
Operating lease liability, current	2,020	1,072
Deferred revenue, current	10,458	—
Total current liabilities	27,800	11,874
Operating lease liability, net of current portion	13,143	14,589
Deferred revenue, net of current portion	343	—
Other liabilities	191	—
Total liabilities	41,477	26,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding as of September 30, 2022 or December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2022 and December 31, 2021; 30,736 and 27,608 shares issued as of September 30, 2022 and December 31, 2021, respectively; 30,611 and 27,313 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	425,719	405,680
Accumulated deficit	(294,775)	(252,895)
Total stockholders’ equity	130,947	152,787
Total liabilities and stockholders’ equity	$172,424	$179,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$4,970	$—	$9,118	$—
Operating expenses:
Research and development	13,070	9,787	37,902	21,869
General and administrative	4,439	4,008	14,093	10,334
Total operating expenses	17,509	13,795	51,995	32,203
Operating loss	(12,539)	(13,795)	(42,877)	(32,203)
Other income:
Other income (expense), net	3	(17)	268	(49)
Interest income	593	54	729	138
Total other income	596	37	997	89
Net loss	(11,943)	(13,758)	(41,880)	(32,114)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(151,942)
Net loss attributable to common stockholders	$(11,943)	$(13,758)	$(41,880)	$(184,056)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.51)	$(1.48)	$(11.89)
Weighted-average common shares outstanding, basic and diluted	29,764	27,188	28,233	15,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	27,608	$2	$405,680	$(252,895)	$152,787
Stock-based compensation expense	—	—	—	—	—	—	1,745	—	1,745
Stock option exercises	—	—	—	—	46	—	129	—	129
Net loss	—	—	—	—	—	—	—	(15,343)	(15,343)
Balance at March 31, 2022	—	—	—	—	27,654	2	407,554	(268,238)	139,318
Issuance of common stock from at the market offering, net of issuance costs of $314	—	—	—	—	801	—	3,339	—	3,339
Stock-based compensation expense	—	—	—	—	—	—	1,777	—	1,777
Stock option exercises	—	—	—	—	1	—	1	—	1
Net loss	—	—	—	—	—	—	—	(14,594)	(14,594)
Balance at June 30, 2022	—	—	—	—	28,456	2	412,671	(282,832)	129,841
Issuance of common stock from at the market offering, net of issuance costs of $87	—	—	—	—	2,248	1	11,019	—	11,020
Stock-based compensation expense	—	—	—	—	—	—	1,936	—	1,936
Stock option exercises	—	—	—	—	32	—	93	—	93
Net loss	—	—	—	—	—	—	—	(11,943)	(11,943)
Balance at September 30, 2022	—	$—	—	$—	30,736	$3	$425,719	$(294,775)	$130,947

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Accretion of redeemable convertible preferred stock to redemption value	—	49,753	—	45,263	—	—	(560)	(94,456)	(95,016)
Stock-based compensation expense	—	—	—	—	—	—	539	—	539
Stock option exercises	—	—	—	—	14	—	21	—	21
Net loss	—	—	—	—	—	—	—	(7,435)	(7,435)
Balance at March 31, 2021	80,247	118,765	78,222	117,333	1,760	2	—	(153,756)	(153,754)
Accretion of redeemable convertible preferred stock to redemption value	—	29,619	—	27,307	—	—	(335)	(56,591)	(56,926)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(80,247)	(148,384)	(78,222)	(144,640)	18,280	—	293,024	—	293,024
Issuance of common stock from initial public offering, net of issuance costs of $2,379	—	—	—	—	7,500	—	109,221	—	109,221
Stock-based compensation expense	—	—	—	—	—	—	781	—	781
Stock option exercises	—	—	—	—	28	—	131	—	131
Net loss	—	—	—	—	—	—	—	(10,921)	(10,921)
Balance at June 30, 2021	—	—	—	—	27,568	2	402,822	(221,268)	181,556
Stock-based compensation expense	—	—	—	—	—	—	1,479	—	1,479
Stock option exercises	—	—	—	—	7	—	26	—	26
Net loss	—	—	—	—	—	—	—	(13,758)	(13,758)
Balance at September 30, 2021	—	$—	—	$—	27,575	$2	$404,327	$(235,026)	$169,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(41,880)	$(32,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,458	2,799
Depreciation expense	687	168
Non-cash lease expense	1,265	508
Change in fair value of success payment liability	253	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,398)	(3,531)
Other receivables	(4,300)	—
Other non-current assets	(1,204)	—
Accounts payable	(778)	356
Accrued expenses and other current liabilities	4,677	2,142
Deferred revenue	10,801	—
Right of use assets and operating lease liability	(498)	(500)
Other liabilities	191	(31)
Net cash used in operating activities	(28,726)	(30,203)
Investing activities:
Purchases of property and equipment	(3,093)	(226)
Net cash used in investing activities	(3,093)	(226)
Financing activities:
Proceeds from at the market offering of common stock	14,761	—
Proceeds from initial public offering of common stock	—	111,600
Payment of equity issuance costs	(341)	(2,390)
Proceeds from stock option exercises	230	179
Net cash provided by financing activities	14,650	109,389
Net (decrease) increase in cash and cash equivalents	(17,169)	78,960
Cash, cash equivalents and restricted cash—beginning of period	158,830	92,777
Cash, cash equivalents and restricted cash—end of period	$141,661	$171,737
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$307	$80
Issuance costs in accounts payable and accrued expenses	$61	$—
Stock option exercise receivables in prepaid expenses and other current assets	$(7)	$—
Leasehold improvements paid by landlord	$5,444	$—
Non-cash accretion of Series A and Series B redeemable convertible preferred stock	$—	$151,942
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
The Company had cash and cash equivalents of $140.5 million at September 30, 2022. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (the “Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, is unaudited. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022.
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
Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $32.6 million, which is comprised of the nonrefundable upfront payment of $15.0 million and the estimated costs for research services of $17.6 million. Outside of the estimated costs for research services, there is no other variable consideration included in the transaction price at inception. The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement is zero, as achievement of those milestones is uncertain and highly susceptible to factors outside the Company’s control. Accordingly, all such milestone payments were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, will adjust the transaction price as necessary. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
Recognition of Revenue
For the nine months ended September 30, 2022, using the cost-to-cost input method, which best depicts the research services performed for the customer, the Company recognized $9.1 million of revenue related to the Collaboration Agreement, of which $4.2 million related to the upfront payment and $4.9 million related to costs incurred for research services. As of September 30, 2022, there is $10.5 million and $0.3 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement. All costs associated with the Collaboration Agreement are recorded in research and development expense in the condensed consolidated statements of operations.

The following table presents changes in the Company’s contract assets during the nine months ended September 30, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Reductions	September 30, 2022
Contract assets:
Unbilled receivables	$—	$4,919	$(2,134)	$2,785
Totals	$—	$4,919	$(2,134)	$2,785
“Unbilled receivables” was included within “Other receivables” in the accompanying condensed consolidated balance sheets as of September 30, 2022.
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Reductions	September 30, 2022
Contract liabilities:
Deferred revenue	$—	$15,000	$(4,199)	$10,801
Totals	$—	$15,000	$(4,199)	$10,801
As of September 30, 2022, the Company had not received any milestone or royalty payments under the Collaboration Agreement.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$140,450	$—	$—	$140,450
Total assets	$140,450	$—	$—	$140,450
Liabilities
Success payment liability	$—	$—	$872	$872
Total liabilities	$—	$—	$872	$872
The success payment liability was included within “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets as of September 30, 2022.

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
There were no changes in valuation techniques during the three or nine months ended September 30, 2022. There were no liabilities measured at fair value on a recurring basis as of December 31, 2021.
Success Payment Liability
The Company is obligated to pay to PWB a one-time success payment upon the occurrence of the Company achieving certain conditions defined in the Loan Agreement. The maximum aggregate success payment that could be payable by the Company is $1.6 million.
The following table reconciles the change in fair value of the success payment liability during the nine months ended September 30, 2022 based on Level 3 inputs (in thousands):

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$—
Additions	1,125
Change in fair value	(253)
Balance at September 30, 2022	$872
The success payment liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company models the value of the liability based on several key variables, including probability of event occurrence and timing of event occurrence.
The fair value of the success payment liability was determined using a probability weighted expected return method, in which the probability and timing of potential future events is considered in order to estimate the fair value of the success payment liability as of each valuation date. Management determined the fair value of the success payment liability as of September 30, 2022 using the following significant unobservable inputs:

September 30, 2022
Probability of Success Fee Event	80%
Expected term (in years)	0.58 - 1.00
Discount rate	7.3%
The Company remeasured the liability at fair value with a corresponding decrease of $0.3 million recorded to other income (expense), net for the nine months ended September 30, 2022.
5. Restricted Cash
The Company maintained restricted cash of $1.2 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively, comprised of letters of credit required pursuant to the Company’s leased office spaces. At December 31, 2021, $0.1 million of the Company’s restricted cash balance related to the short-term lease was included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

6. Property and Equipment, Net
Property and equipment, net as of September 30, 2022 and December 31, 2021 was comprised as follows (in thousands):

	Estimated Useful Life (in years)	September 30, 2022	December 31, 2021
Laboratory equipment	5	$1,365	$839
Furniture and office equipment	5	253	9
Computer equipment	3	410	221
Leasehold improvements	Shorter of 7 years or remaining lease term	7,944	274
Construction in progress		189	1,961
Total property and equipment, gross		10,161	3,304
Less: accumulated depreciation		(992)	(391)
Total property and equipment, net		$9,169	$2,913
Depreciation expense for the nine months ended September 30, 2022 and 2021 was $0.7 million and $0.2 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 were comprised as follows (in thousands):

	September 30, 2022	December 31, 2021
Manufacturing	$7,015	$3,427
Contract research	2,319	2,542
Employee compensation and benefits	2,480	2,200
Professional fees	676	433
Leasehold improvements	212	—
Success payment liability	872	—
Other	360	163
Total accrued expenses and other current liabilities	$13,934	$8,765
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
•A March 2021 short-term lease for approximately 7,500 square feet of office and laboratory space which commenced in April 2021 and terminated in May 2022. The Company did not recognize an operating lease right of use asset or a lease liability upon lease commencement given the short-term nature of the agreement. Rent expense for the Company’s short-term lease was recognized as incurred.
•A June 2021 operating lease for approximately 25,778 square feet of office and laboratory space, which commenced in May 2022 and terminates in May 2030. The lease is subject to fixed-rate rent escalations and provided for $5.7 million in tenant improvements and a term extension option, which was not reasonably certain of exercise. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing, which is included in restricted cash as of September 30, 2022.
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
The following table summarizes lease costs for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$611	$220	$1,927	$658
Variable lease costs	263	99	544	298
Short-term lease costs	—	137	228	274
Sublease income	(384)	—	(452)	—
Total	$490	$456	$2,247	$1,230
The following table summarizes the lease term and discount rate for operating leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.2	7.6
Weighted-average discount rate	8.1%	8.1%
As of September 30, 2022, the future minimum lease payments due under the Company’s leases are as follows (in thousands):

Amount
2022	$770
2023	3,133
2024	2,505
2025	2,337
2026	2,403
Thereafter	8,730
Total remaining minimum rental payments	19,878
Less: effect of discounting	(4,715)
Total lease liability	$15,163
9. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB is also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. Although the Tranche I Loan and Tranche II Loan are now available to the Company, as of September 30, 2022, the Company has elected to defer making a draw. As of September 30, 2022, the Company had not drawn down any Term Loans and had no outstanding borrowings under the Loan Agreement.
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
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 815, Derivatives and Hedging. The Company determined that the fair value of the Success Fee upon the closing date of the Loan Agreement and then marked to market the fair value of the Success Fee as of September 30, 2022.
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
PWB has the right to accelerate all outstanding obligations of the Company under the Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement, and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of September 30, 2022, the Company had $20.0 million available to draw on the Term Loans and had no outstanding principal.
In connection with this agreement the Company recorded a total of $0.9 million as a success fee liability as of September 30, 2022, that is contingent upon the occurrence of future events and will be payable to PWB upon the occurrence of those events. The initial valuation of the success fee recorded in connection with the Loan Agreement was recorded as a deferred asset on the Company’s balance sheet until the Company draws down on the Term Loans. Upon drawdown of the Term Loans the initial value of the success fee will be reclassified as a discount to the term loan payable. The unamortized balance of the success fee will be charged to interest expense over the remainder of the borrowing term.
10. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2022, no dividends on common stock had been declared by the Company.
On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (“SVB”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of September 30, 2022, the Company had sold an aggregate of 3,049,591 shares under the ATM Offering at an average price of $4.99 per share for net proceeds of $14.4 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2022, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for issuance as of September 30, 2022 and December 31, 2021 as follows (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Shares reserved for exercises of outstanding stock options	5,279	3,266
Shares reserved for vesting of restricted stock units	236	—
Shares reserved for exercises of warrants	59	59
Shares reserved for future issuance under the 2021 Stock Incentive Plan	990	1,939
Total shares reserved for future issuance	6,564	5,264
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
As of September 30, 2022, there were 990,408 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. The company had not initiated any offering periods under the 2021 ESPP as of September 30, 2022, and no shares were added on January 1, 2022, pursuant to the evergreen provision.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$909	$590	$2,496	$942
General and administrative	1,027	889	2,962	1,857
Total stock-based compensation	$1,936	$1,479	$5,458	$2,799
RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.
The following table summarizes RSA activity during the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	295	$1.35
Granted	—	$—
Vested	(169)	$1.33
Forfeited	—	$—
Unvested at September 30, 2022	126	$1.37
As of September 30, 2022, there was unrecognized stock-based compensation expense related to unvested RSAs of $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.6 years.
The aggregate fair value of RSAs that vested during the three months ended September 30, 2022 and 2021, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.3 million and $1.5 million, respectively. The aggregate fair value of RSAs that vested during the nine months ended September 30, 2022 and 2021, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $1.0 million and $2.7 million, respectively.

RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—
Granted	259	$4.97
Vested	—	$—
Forfeited	(23)	$4.97
Unvested at September 30, 2022	236	$4.97
As of September 30, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.68 years.
No RSUs vested during the three or nine months ended September 30, 2022 or 2021.
Stock Option Activity
During the three months ended September 30, 2022, the Company granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options vest only upon achievement of specified performance targets related to certain business objectives. As of September 30, 2022, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2022, the Company did not record any expense for these stock options from the date of issuance through September 30, 2022.
The fair value of stock options granted during the three and nine months ended September 30, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	1.0%	2.3%	1.0%
Expected term (in years)	9.8	6.1	7.6	6.0
Dividend yield	—%	—%	—%	—%
Expected volatility	77.9%	77.7%	77.0%	78.8%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2022 and 2021 was $3.35 and $12.75 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $5.00 and $9.66 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	3,266	$8.24	9.02
Granted	2,183	$7.14
Exercised	(79)	$2.83
Cancelled	(91)	$7.28
Outstanding at September 30, 2022	5,279	$7.88	8.80
Exercisable at September 30, 2022	1,399	$7.78	8.35
The aggregate intrinsic fair value of stock options exercised during each of the three months ended September 30, 2022 and 2021 was $0.1 million. The aggregate intrinsic fair value of stock options exercised during each of the nine months ended September 30, 2022 and 2021 was $0.4 million.
As of September 30, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $20.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

12. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow, for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend (see Note 8, Leases). The Company received cash payments under its sublease of approximately $0.5 million during the nine months ended September 30, 2022. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit that is included within “Other liabilities” in the accompanying condensed consolidated balance sheets as of September 30, 2022.
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

	September 30,
	2022	2021
Outstanding stock options	5,279	2,884
Unvested RSAs	126	436
Unvested RSUs	236	—
Warrants to purchase common stock	59	59
Total	5,700	3,379

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
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types. We remain on track as we advance towards clinical development for WTX-124 and WTX-330. In the second quarter of 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our investigational new drug application, or IND, for WTX-124. In the third quarter of 2022, the first patient was dosed in a Phase 1/1b clinical trial to evaluate WTX-124 as a monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced or metastatic solid tumors, with initial data anticipated in the fourth quarter of 2023. In the third quarter of 2022, we submitted our IND for WTX-330 and have since received clearance from the FDA. We plan to initiate a Phase 1 clinical trial to evaluate the safety and tolerability of WTX-330 monotherapy in patients with advanced or metastatic tumors which are either immunotherapy resistant or unresponsive.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of September 30, 2022, we had an accumulated deficit of $294.8 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Impact of COVID-19 on Our Business
The impact of the COVID-19 pandemic continues to be widespread, rapidly evolving and unpredictable. The extent, duration and full impact of the COVID-19 pandemic on our financial statements and operations, including our ongoing and planned preclinical activities and ongoing and future clinical trials, remains uncertain. Further information relating to the risks and uncertainties related to the COVID-19 pandemic is contained in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Financial Operations Overview
Revenue
We have not generated any revenue to date from product sales and do not expect to do so in the near future. For the nine months ended September 30, 2022, we recognized $9.1 million of revenue related to the Collaboration Agreement, of which $4.2 million related to the $15.0 million upfront payment received in April 2022 and $4.9 million related to costs incurred for research services to be reimbursed by Jazz. We had $10.8 million of deferred revenue as of September 30, 2022, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2022, we had not received any milestone or royalty payments under the Collaboration Agreement.
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
•expenses incurred under agreements with third parties that conduct research, preclinical and clinical activities on our behalf;
•costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
•facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
Our external development costs for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
WTX-124	$1,644	$2,850	$6,913	$5,474
WTX-330	3,224	2,146	8,586	4,515
WTX-613	2,224	859	4,406	2,497
Pre-development candidates	435	410	1,907	781
Total external development costs	$7,527	$6,265	$21,812	$13,267

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
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. The actual probability of success for our product candidates will depend on a variety of factors, including:
•the scope, rate of progress and expenses of our ongoing research activities as well as any preclinical studies and clinical trials, including our ongoing Phase 1/1b clinical trial for WTX-124 and the initiation of our Phase 1 clinical trial for WTX-330, and other research and development activities;
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$ Change
	2022	2021
Revenue:
Collaboration revenue	$4,970	$—	$4,970
Operating expenses:
Research and development	13,070	9,787	3,283
General and administrative	4,439	4,008	431
Total operating expenses	17,509	13,795	3,714
Operating loss	(12,539)	(13,795)	1,256
Other income:
Other income (expense), net	3	(17)	20
Interest income	593	54	539
Total other income	596	37	559
Net loss	$(11,943)	$(13,758)	$1,815

Revenue
Revenue was $5.0 million for the three months ended September 30, 2022, which is comprised of amortization of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz. There was no collaboration revenue in the three months ended September 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$ Change
	2022	2021
Manufacturing	$5,999	$3,789	$2,210
Personnel	3,652	2,679	973
Contract research organization	1,528	2,476	(948)
Facilities	662	210	452
Lab consumables	1,020	623	397
Other	209	10	199
Total research and development expenses	$13,070	$9,787	$3,283
Research and development expenses for the three months ended September 30, 2022 were $13.1 million, compared to $9.8 million for the three months ended September 30, 2021. The increase of $3.3 million was primarily due to:
•$2.2 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and current and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613;
•$1.0 million of increased personnel costs, including $0.3 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team;
•$0.5 million of increased facilities expense primarily related to leasing of additional space to support additional headcount; and
•$0.4 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount.
This increase was partially offset by $0.9 million of decreased contract research organization expense previously incurred to support IND enabling studies for WTX-124 and WTX-330.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$ Change
	2022	2021
Personnel	$2,214	$1,775	$439
Facilities	324	403	(79)
Professional services	837	911	(74)
Other	1,064	919	145
Total general and administrative expenses	$4,439	$4,008	$431
General and administrative expenses were $4.4 million for the three months ended September 30, 2022, compared to $4.0 million for the three months ended September 30, 2021. The increase of $0.4 million was primarily due to increased headcount to support operating as a public company.
Results of Operations
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$ Change
	2022	2021
Revenue:
Collaboration revenue	$9,118	$—	$9,118
Operating expenses:
Research and development	37,902	21,869	16,033
General and administrative	14,093	10,334	3,759
Total operating expenses	51,995	32,203	19,792
Operating loss	(42,877)	(32,203)	(10,674)
Other income:
Other income (expense), net	268	(49)	317
Interest income	729	138	591
Total other income	997	89	908
Net loss	$(41,880)	$(32,114)	$(9,766)

Revenue
Revenue was $9.1 million for the nine months ended September 30, 2022, which is comprised of amortization of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz. There was no collaboration revenue in the nine months ended September 30, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$ Change
	2022	2021
Manufacturing	$14,892	$8,814	$6,078
Personnel	10,853	5,956	4,897
Contract research organization	6,920	4,453	2,467
Facilities	2,108	626	1,482
Lab consumables	2,664	1,980	684
Other	465	40	425
Total research and development expenses	$37,902	$21,869	$16,033
Research and development expenses for the nine months ended September 30, 2022 were $37.9 million, compared to $21.9 million for the nine months ended September 30, 2021. The increase of $16.0 million was primarily due to:

•$6.1 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and current and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and WTX-613;
•$4.9 million of increased personnel costs, including $1.6 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team;
•$2.5 million of increased contract research organization expense incurred to support IND enabling studies and clinical start-up activities for WTX-124 and WTX-330;
•$1.5 million of increased facilities expense primarily related to leasing of additional space to support additional headcount; and
•$0.7 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$ Change
	2022	2021
Personnel	$6,728	$4,416	$2,312
Facilities	1,049	1,010	39
Professional services	2,983	3,147	(164)
Other	3,333	1,761	1,572
Total general and administrative expenses	$14,093	$10,334	$3,759
General and administrative expenses were $14.1 million for the nine months ended September 30, 2022, compared to $10.3 million for the nine months ended September 30, 2021. The increase of $3.8 million was primarily due to:
•$2.3 million of increased personnel costs, including $0.2 million of increased stock-based compensation expense, due to increased headcount to support operating as a public company; and
•$1.6 million of increased other costs, primarily driven by $0.9 million of increased insurance costs associated with public company management liability insurance.
Other Income (Expense), Net
Changes in the fair value of the success payment liability resulted in a gain of $0.3 million for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2022 primarily through aggregate cash proceeds from convertible promissory notes of $11.0 million, gross proceeds from private placements of our convertible preferred stock of $116.3 million, net proceeds from our IPO of $109.2 million, a non-refundable upfront payment of $15.0 million received in connection with the Collaboration Agreement and net proceeds from our ATM Offering of $14.4 million.
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
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, of the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024, or as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”), and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. As of November 10, 2022, the Term Loans remain undrawn.
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
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under the ATM Offering. The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of September 30, 2022, we had sold an aggregate of 3,049,591 shares under the ATM Offering at an average price of $4.99 per share for net proceeds of $14.4 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $294.8 million through September 30, 2022. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
Based on our current research and development plans, we expect that our existing cash and cash equivalents of $140.5 million plus anticipated collaboration revenue and access to term loan agreement will be sufficient to fund our operations through at least the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
The timing and amount of our operating expenditures will depend largely on:
•the scope, progress, timing, costs and results of researching and developing our current product candidates or any future product candidates, including with respect to our clinical trials of WTX-124 and WTX-330 and the costs associated with attracting, hiring and retaining skilled personnel and consultants as our preclinical and clinical activities increase;
•the cost of manufacturing our product candidates WTX-124, WTX-330, and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
•the costs of any third-party products used in our combination clinical trials that are not covered by such third parties or other sources;

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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(28,726)	$(30,203)
Investing activities	(3,093)	(226)
Financing activities	14,650	109,389
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,169)	$78,960
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $28.7 million, compared to $30.2 million for the nine months ended September 30, 2021. This decrease of $1.5 million was primarily attributable to increased non-cash stock-based compensation expense of $2.7 million and deferred revenue related to the non-refundable upfront cash payment for the Collaboration Agreement partially offset by an increase in net loss for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
 Investing Activities
Net cash used in investing activities for each of the nine months ended September 30, 2022 was $3.1 million, compared to $0.2 million for the nine months ended September 30, 2021. The increase of $2.9 million was primarily attributable to cash paid for leasehold improvements and various equipment for our new headquarters. Our move into the new facility was completed in May 2022.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $14.7 million, compared to $109.4 million for the nine months ended September 30, 2021. Cash provided by financing activities for the nine months ended September 30, 2022 primarily consisted of proceeds from our ATM Offering, compared to proceeds from our IPO during the corresponding 2021 period.
Contractual Obligations
Overview
In the normal course of business, we enter into agreements with CROs, contact manufacturers, vendors and other third parties for preclinical studies and clinical trials, manufacturing services and other services and products for operating purposes. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. During the nine months ended September 30, 2022, other than as set forth below, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2021.
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of November 10, 2022, the Term Loans remain undrawn.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 are approximately $1.4 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, to sublease the entirety of this space. The annual rent from the subleased premises will be approximately $1.1 million in the first year and $1.0 million in the second year, which is greater than the annual rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The short-term lease for office and laboratory space that we entered into in March 2021 terminated in May 2022.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $18.5 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $41.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $294.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 advances through development, and WTX-330 and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
•successfully submit our investigational new drug applications, or INDs, to the U.S. Food and Drug Administration, or the FDA, for any future product candidates;
•successfully initiate and complete clinical trials for WTX-124, WTX-330 and any future product candidates;
•successfully enroll subjects in, and complete, our clinical trials and future clinical trials;
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
As of September 30, 2022, we had cash and cash equivalents of $140.5 million. Our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
•the costs of any third-party products used in our combination clinical trials that are not covered by such third parties or other sources;
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
Except for the $40.0 million available under our amended and restated loan and security agreement, or the Loan Agreement, with Pacific Western Bank, or PWB, we do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including resulting from the COVID-19 pandemic and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts or other operations.
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
We have chosen to initially develop our lead product candidates, WTX-124, for the treatment of advanced solid tumors, and WTX-330, for the treatment of relapsed or refractory advanced or metastatic tumors or lymphoma. Nevertheless, our development efforts will be limited to a small number of cancer types and we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.
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
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our future product candidates will successfully complete preclinical studies or if any of our current or future product candidates complete clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. Additionally, if we successfully commence clinical trials there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. We have not yet initiated clinical trials for any of our product candidates and it is likely that, as is the case with many treatments for cancer, there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Public health crises such as the COVID-19 pandemic or similar outbreaks could adversely impact our business. In response to the COVID-19 pandemic, governments throughout the world have implemented a variety of quarantines, travel restrictions and other public health and safety measures that have impacted, and may continue to impact, our operations. The ultimate extent to which COVID-19 or any future surges, including as a result of new variants and subvariants of the virus, impacts our operations, including our preclinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and the actions taken to contain COVID-19 or treat its impact, among others. Any negative impact COVID-19 has on the execution of our product development plans could adversely affect our ability to timely submit INDs for product candidates, negatively affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
Effects of the COVID-19 pandemic that may delay or otherwise adversely affect our ongoing and planned preclinical activities and clinical trials as well as our business generally, include:
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
•delays in clinical sites receiving the supplies and materials needed to conduct clinical trials;
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
We expect to develop WTX-124 and potentially future product candidates, in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
We intend to develop WTX-124 and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are conducting a clinical trial of WTX-124 both as monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab). Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.
Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our clinical trial for WTX-124 in combination with KEYTRUDA may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in such clinical trials. Checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events involving the lung, liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Alkermes Plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., Merck & Co., Medicenna Therapeutics Corp., Neoleukin Therapeutics, Inc., F. Hoffmann-La Roche AG, or Roche, Synthekine, Inc., and Xilio Therapeutics, Inc.
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
We depend, and expect to continue to depend, upon third parties, including independent investigators and CROs, to conduct preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, and any of these third parties may terminate their engagements with us at any time, any of which may result in delays to our development timelines and increased costs.
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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications, and additional CMOs to provide drug substance and drug product manufacturing for WTX-613. To support the manufacture of drug substance and drug product, our CMOs will conduct substantial analytical testing of drug substance and vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our planned combination clinical trial of WTX-124 with KEYTRUDA (pembrolizumab), an immune checkpoint inhibitor, we will need to procure supply of KEYTRUDA for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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
Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of making or method of use. We have issued patents with certain composition of matter claims with respect to WTX-124 and IL-12 INDUKINE molecules and also have pending patent applications with other composition of matter claims with respect to our product candidates. We cannot be certain, however, that the claims in our pending patent applications, including those claims covering the composition of matter of our product candidates, will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our patents that have issued or may issue will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect a specified method of using a product, such as a method of use for treating a particular medical indication. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent by enforcing patent rights or otherwise. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our product candidates may also require specific formulations to work effectively and efficiently, and rights to such formulation technology may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific components, such as linkers and antibody fragments, that will be used with our product candidates may be covered by the intellectual property rights of others.
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
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file lawsuits with infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.
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
We may seek PRIME Designation in the EU for one or more of our product candidates, but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.
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
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. For example, in May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year, and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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
As of September 30, 2022, we had 48 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until November 4, 2022, our stock price has ranged from $2.47 to $21.67. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
As of November 4, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 53.4% of our outstanding common stock.
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
As of September 30, 2022, we have used approximately $80.0 million of the net proceeds from the IPO.

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

WEREWOLF THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)