Form 10-K
period 2022-12-31
Werewolf Therapeutics, Inc.
filed 2023-03-23
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $59,285,867, based upon the closing price of the registrant’s Common Stock on June 30, 2022.
As of March 17, 2023, there were 35,279,820 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2023 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I
Item 1. Business
Company Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our INDUKINE molecules are intended to remain inactive in peripheral tissue yet activate selectively in the tumor microenvironment, or TME. Our most advanced clinical stage product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 (IL-2), and Interleukin-12 (IL-12) INDUKINE molecules, respectively, for the treatment of solid tumors. We are currently conducting a Phase 1/1b clinical trial to evaluate the safety and tolerability of WTX-124 in patients with advanced or metastatic solid tumors as a single agent and in combination with an immune checkpoint inhibitor, and a Phase 1 clinical trial to evaluate the safety and tolerability of WTX-330 in patients with advanced or metastatic solid tumors or lymphoma resistant to checkpoint inhibitors or for which checkpoint inhibitors are not approved.
We have also recently nominated WTX-712 as our next development candidate. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors.
We are building our PREDATOR platform to generate a pipeline of innovative therapeutics that cover a diversity of immune stimulating mechanisms with the potential to address significant unmet medical need in cancer. We are also expanding our platform capabilities to other therapeutic areas including inflammatory diseases. Our PREDATOR platform consists of our protein engineering technologies and our know-how, which we use to generate INDUKINE molecules with multiple functional domains rationally engineered into a single protein to achieve the desired pharmaceutical profile. Each of our lead INDUKINE molecules consists of four components: a cytokine, an inactivation domain, a half-life extension domain and a proprietary protease-cleavable linker. Our INDUKINE molecules contain cytokines that mediate pro-inflammatory, anti-cancer mechanisms within the TME, with full potency and functionality observed in preclinical studies. The inactivation domain physically blocks the cytokine portion of the INDUKINE molecule in non-tumor tissue throughout the body, or the periphery, preventing it from binding to its receptor until it is cleaved and thereby activated in the TME. The half-life extension domain enables high systemic and tumor tissue exposure for the INDUKINE molecule prior to its cleavage in the tumor. After cleavage in the tumor, the half-life extension domain is removed, and the cytokine is released to activate immune cells. We select the proprietary protease-cleavable linker to enable conditional release of the cytokine portion of the INDUKINE molecule within tumor tissue. This selection is based on our extensive screening in preclinical studies to identify protease-cleavable linkers that are efficiently cleaved by a broad array of human tumor tissues with minimal cleavage in non-tumor tissues.
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

Using our PREDATOR platform, we have identified and are continuing to develop four initial product candidates: WTX-124, WTX-330, JZP898 (formerly WTX-613) and WTX-712. In addition to these product candidates, we are pursuing additional immune-oncology discovery programs in which we are applying our novel engineering approach to other targets. We are also expanding our technology to other disease areas, such as inflammatory diseases.
Our Strategy
Our goal is to utilize our proprietary PREDATOR platform to redefine the cancer treatment landscape with therapies to transform the lives of cancer patients. Key elements of our strategy include:
•Advancing our lead product candidate, WTX-124, through clinical development in selected solid tumor indications.
•Advancing WTX-330 through clinical development in selected solid tumors and lymphoma.
•Continuing our collaboration with Jazz Pharmaceuticals Ireland Limited, or Jazz, as Jazz develops and commercializes JZP898 (formerly WTX-613), a differentiated, conditionally activated interferon alpha (IFNα) INDUKINE™ molecule.
•Advancing WTX-712 through preclinical development.
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
Leveraging our PREDATOR platform and drug development capabilities, we are creating a portfolio of conditionally activated proinflammatory immunomodulators, including cytokines, designed to be optimized for the treatment of cancer. Cytokines are small biologically active proteins that play an essential role in immune cell function of both the innate and adaptive arms of the immune system. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. Interleukins, such as IL-2 and IL-12, IFNα and IL-21 are specific types of cytokines, produced primarily by cells of the immune system to signal and organize the immune response. In cancer, cytokines facilitate the ability of the immune system to recognize tumor cells as abnormal and harmful to the host. Cytokines further increase the proliferation of, enhance the survival of and direct a variety of immune cell types to infiltrate the TME and promote potent anti-tumor immune responses resulting in tumor cell killing and tumor clearance. Two cytokine therapies have received U.S. Food and Drug Administration, or FDA, approval for cancer treatment: (1) aldesleukin for the treatment of metastatic renal cell carcinoma, or RCC, and metastatic melanoma and (2) interferon-alfa2b for the treatment of several malignancies, including advanced melanoma.
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
•Half-Life Extension Domain: A domain that imparts a longer half-life to the INDUKINE molecule thereby increasing systemic and tumor tissue exposure. Following cleavage within the tumor, half-life extension domain is removed and the immunostimulatory cytokine is released. We have selected multiple domain formats to enable our INDUKINE product candidates to maintain high systemic and tumor tissue exposure.
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
Human Tissue Screening for Selection of Optimized Linker Candidates
We seek to protect aspects of our PREDATOR platform technology by obtaining patent protection in the United States and internationally. Currently, our patent portfolio for our PREDATOR platform technology includes two families of pending patent applications, which disclose and claim protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers, methods of making libraries and methods of screening libraries to identify linkers with desired properties. These patent families were recently filed, and no patents have granted. For more information see “Intellectual Property” described in this Part I, Item 1.
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
•Optimized Pharmaceutical Properties: We design INDUKINE molecules to be stable in the bloodstream and periphery and to have a long serum half-life to achieve efficacy without requiring the frequent dosing that is a limiting requirement of approved recombinant cytokines, such as aldesleukin, a recombinant human IL-2, or rhIL-2, therapy. Our design allows us to achieve high, biologically relevant tumor tissue exposure with our INDUKINE molecules. Once our molecules are cleaved within the tumor, the cytokine is released for either intratumoral target binding or rapid systemic clearance.
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

Our Programs
WTX-124: Our IL-2 INDUKINE Molecule
Overview
Our lead product candidate, WTX-124, is a systemically delivered, conditionally activated IL-2 INDUKINE molecule that we are developing to minimize the severe toxicities observed with rhIL-2 therapy and maximize clinical benefit when administered as monotherapy or in combination with immune checkpoint inhibitors in advanced or metastatic tumors. We believe that these properties will also allow WTX-124 to have potential applicability in indications beyond those for which rhIL-2 therapy is currently approved. Key features of WTX-124 include preservation of full IL-2 potency and function as observed in preclinical studies, high affinity blockade of IL2—IL2R interaction in systemic circulation and non-tumor tissues, half-life extension for optimal tumor exposure and conditional protease activation within the TME due to our proprietary linker.
We designed WTX-124 to address the limitations of next generation IL-2 therapies in development by blocking the binding of IL-2 to the IL-2R in the periphery, thereby inhibiting IL-2 signaling and potentially minimizing toxicities, while maintaining binding to the high affinity IL-2Ra/ß/g in tumors to ensure the full pharmacology of IL-2.
WTX-124 consists of wild-type human IL-2, an IL-2Rß blockade element that eliminates binding to both high and medium affinity IL-2Rs expressed in normal tissues to neutralize IL-2 activity in the periphery, an antibody fragment that extends the circulation half-life and a proprietary linker for cleavage in the TME. As a prodrug, WTX-124 is conditionally activated in the TME to release an IL-2 cytokine to stimulate an anti-tumor immune response but with reduced peripheral toxicities. In preclinical studies, WTX-124 has exhibited favorable pharmacokinetic and tolerability profile with robust anti-tumor activity driven by the differentiation, activation and expansion of T effector and memory lymphocyte immune responses.
Market Opportunity
We are initially developing WTX-124 in tumor types known to be responsive to IL-2 and/or PD-1 targeting therapies including melanoma, RCC and non-small cell lung cancer. These are aggressive tumor types and many patients will eventually progress following treatment with standard of care. As a result, we believe there is a need for new therapies to improve response and durability. If successfully developed and approved, we believe WTX-124 represents a promising therapeutic option for patients with life-threatening diseases with high unmet medical need, either as monotherapy or in combination with immune checkpoint inhibitors or current or potential future standard of care agents. We have the opportunity to potentially expand upon the patient populations and indications beyond those for which Proleukin is approved. We intend to develop WTX-124 as monotherapy and in combination with pembrolizumab, and eventually in combination with other standard of care therapeutics across different lines of therapy.
According to the Checkpoint Inhibitors Global Market Report 2023, the global checkpoint inhibitors market is expected to reach $46.27 billion in 2026 at a CAGR of 17.9%.
WTX-124 Preclinical Results
The preclinical data for WTX-124 has been presented in Cancer Immunology Research “Discovery of a Conditionally Activated IL-2 that Promotes Antitumor immunity and Induces Tumor Regression (Nirschl et al., Cancer Immunol Res (2022) 10(5):581-596). Preclinical data from the manuscript for WTX-124 demonstrated that:
•WTX-124, a pro-drug containing wild-type IL-2, is selectively processed and activated in tumors and is efficacious in murine models, even in the presence of regulatory T cells;
•WTX-124 activity is dependent on the processing of the pro-drug, as a non-cleavable version of WTX-124 (WTX-124-NC) is not efficacious in our models;
•Mechanistically, WTX-124 induces intratumoral activation of NK cells and CD8+ T cells and generates long-term memory in treated animals; and
•WTX-124 possesses good PK characteristics in mouse models and is stable in the periphery, with minimal release of free IL-2.
These data were used to support the investigational new drug, or IND, submission in the second quarter of 2022 and the clinical biomarker plan for the Phase 1/1b first-in-human study.
Clinical Development Plan for WTX-124
We submitted an IND for WTX-124 to the FDA in the second quarter of 2022 and subsequently received FDA clearance. We have designed our clinical development strategy for WTX-124 with the goal of achieving rapid proof-of-concept in historically immunotherapy-sensitive tumor types, including melanoma and RCC, indications for which aldesleukin is approved. We have initiated a Phase 1/1b clinical trial of WTX-124 for the treatment of relapsed or refractory advanced or metastatic solid tumors as monotherapy and combination therapy with pembrolizumab. This Phase 1/1b clinical trial is designed to assess safety, tolerability and preliminary efficacy. We announced the initiation of patient dosing in September 2022. During the dose escalation phase of the trial, we expect to identify safe and pharmacodynamically active doses of WTX-124 for the respective dose escalation arms, following which we will open expansion arms for both monotherapy and in combination with pembrolizumab in advanced or metastatic renal cell cancer and advanced or metastatic cutaneous malignant melanoma. Other expansion arms may be added to enroll additional indications of interest. We anticipate reporting interim safety, tolerability and preliminary efficacy data from these monotherapy cohorts in the fourth quarter of 2023.

The rationale for our clinical development strategy is as follows:
•IL-2 has been shown to have single agent activity in some cancers. Aldesleukin is approved for the treatment of metastatic RCC and metastatic melanoma. However, due to the toxicity associated with aldesleukin, which is noted in a black box warning, the drug is used infrequently. We believe, based on the mechanism of action of WTX-124, that it may be able to achieve higher intratumoral exposures of IL-2 than aldesleukin with minimal systemic toxicity, leading to monotherapy anti-tumor immune responses in patients with historically immunotherapy-sensitive tumor types who have progressed on, or subsequent to, immune checkpoint inhibitor therapy. Our preclinical data with WTX-124 show that WTX-124 has single agent anti-tumor activity in mouse tumor models and was well-tolerated. WTX-124 was also tolerated in NHPs at doses greater than predicted to be required for anti-tumor activity based on modeling the mouse tumor data. Single agent activity with competitor IL-2 compounds has been limited, potentially affording an opportunity for us to pursue an expedited clinical development and regulatory strategy for WTX-124 if we can show positive single arm efficacy data in a relapsed or refractory tumor type with high unmet medical need.
•IL-2 agonists and immune checkpoint inhibitors may act synergistically to enhance anti-tumor immune response. Clinical results have shown that aldesleukin induces responses as a single agent in patients who have progressed on immune checkpoint inhibitors. Our preclinical data with WTX-124 highlight the potential benefit of WTX-124 when combined with an anti-PD-1 antibody. These results suggest that combining novel IL-2 therapies with checkpoint inhibitors merits further evaluation as a regimen for treating cancer.
WTX-330: Our IL-12 INDUKINE Molecule
Overview
Our second product candidate, WTX-330, is a systemically delivered, conditionally activated IL-12 INDUKINE molecule that we are developing to minimize the severe toxicities observed with rhIL-12 therapy and maximize clinical benefit when administered as monotherapy or in combination with standard of care therapies including checkpoint inhibitors in relapsed or refractory advanced or metastatic solid tumors or lymphoma.
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
WTX-330 Preclinical Results
The preclinical data for WTX-330 was presented at two annual meetings in 2022. In April 2022, we presented “WTX-330 is a Conditionally Activated IL-12 Prodrug that Fundamentally Reprograms Tumor Infiltrating CD8+ T cells and Drives Tumor Regression” at the American Association for Cancer Research, or AACR, 2022 Annual Meeting. In November 2022, we presented “mWTX-330, an IL-21 INDUKINETM Molecule, Selectively Activates Tumor Infiltrating Lymphocytes and Reprograms the Tumor Microenvironment in Murine Syngeneic Tumor Models” at the 37th Annual Meeting of the Society for Immunotherapy of Cancer, or SITC. Based on the preclinical data summarized in these presentations for WTX-330, we concluded that:
•WTX-330 demonstrates anti-tumor activity in syngeneic mouse models and expands the therapeutic window compared to rIL-12;
•WTX-330 potently inhibits tumor growth in MC38, CT26, B16F10 and EMT6 mouse tumor models;
•Changes in immune profiles in mouse tumors after IL-12 INDUKINE therapy support a mechanism of action similar to rIL-12;

•Systemic administration of mWTX-330 results in increased tumor infiltration as well as significantly increased IL-12 and IFNγ signaling by intratumoral CD8+ T cells;
•mWTX-330 treatment metabolically reinvigorates effector cells in the TME, significantly increasing mitochondrial respiration by tumor infiltrating CD8+ T cells as well as NK cells; and
•WTX-330, a fully human IL-12 INDUKINE™ molecule, has inducible activity and is preferentially activated in the presence of primary human dissociated tumor samples.
These data were used to support our IND submission in the third quarter of 2022 for WTX-330.
Clinical Development Plan for WTX-330
We submitted an IND for WTX-330 to the FDA in the third quarter of 2022 and subsequently received FDA clearance. We have initiated a Phase 1 clinical trial of WTX-330 for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, to be followed by expansion arms in relapsed/refractory tumors following treatment with checkpoint inhibitors or tumors for which checkpoint inhibitors are not approved. We announced the initiation of patient dosing in February 2023. The trial is currently open for enrollment. In this Phase 1 trial, we plan to evaluate safety and tolerability, pharmacokinetics, biomarker changes and preliminary signs of anti-tumor activity. We believe the administration of WTX-330 to patients with relapsed or refractory advanced or metastatic solid tumors or lymphoma, in particular those who are resistant to checkpoint inhibitors or for whom checkpoint inhibitors are not indicated, could demonstrate clinical benefit as monotherapy, with the potential for us to pursue an expedited clinical development and regulatory strategy if we are able to show positive single arm efficacy data in a relapsed or refractory tumor type with high unmet medical need.
JZP898 (formerly WTX-613): IFNα INDUKINE Molecule Licensed Globally to Jazz Pharmaceuticals
Overview
JZP898 (formerly WTX-613) is a systemically delivered, conditionally activated IFNα INDUKINE molecule that we are collaborating with Jazz to develop to minimize the severe toxicities that have been observed with rhIFNα therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors or other standard of care therapy.
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
IFNα was one of the first cytokines clinically tested as a therapy for patients with cancer. Encouraging clinical benefit, although limited, resulted in regulatory approvals for the treatment of several hematological malignancies and solid tumors, such as chronic myelogenous leukemia, lymphoma and malignant melanoma. Widespread use of IFNα for hematologic and oncologic indications has unfortunately been hampered by adverse events linked to the on-target, off-tumor activity and its use in clinical practice has been supplanted by other therapies. In our preclinical studies, we observed the potential benefit of IFNα treatment in syngeneic mouse tumor models using colon, melanoma and breast tumor cell lines and the superior response obtained by the INDUKINE molecule format when compared to the dosing of recombinant cytokine.
Jazz Pharmaceuticals Global License
In April 2022, we entered into a licensing agreement with Jazz under which Jazz acquired exclusive global development and commercialization rights to JZP898 (formerly WTX-613), our differentiated, conditionally activated interferon alpha (IFNα) INDUKINE molecule, which has subsequently been designated JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria. Pursuant to the terms of the licensing agreement, we are responsible for certain pre-clinical development activities with respect to JZP898 (formerly WTX-613) and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities.
JZP898 (formerly WTX-613) is currently in preclinical development, and Jazz is responsible for global clinical development and commercialization. Jazz expects to submit an IND for JZP898 (formerly WTX-613) to the FDA in 2023.
WTX-712: Our IL-21 INDUKINE Molecule
WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule. IL-21 is a pluripotent cytokine that activates anti-tumor T cell responses, induces B cell activation, and promotes generation and maintenance of germinal centers and tertiary lymphoid structures. A member of the common g-chain family of cytokines, IL-21 acts on a broader range of cells than IL-2 and does not induce vascular leak syndrome. Despite being a potent inducer of immune activation, IL-21 development has been hampered by poor PK properties and adverse events at dose levels associated with antitumor activity. WTX-712 is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit.

Our Early Stage Programs
In addition to IL-2, IL-12, IFNα and IL-21, we are also applying our novel engineering approach to other targets and modalities. We believe that additional pro-inflammatory cytokines have the potential to empower the immune system in its fight against cancer and inflammatory diseases.
Our goal is to better understand how the localized tumor delivery of these cytokines using our INDUKINE molecules might contribute to disease control while reducing the toxicity that in many cases accompany the systemic delivery of these cytokines.
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
Our lead product candidate, WTX-124, if approved, may face competition from other IL-2 based cancer therapies. Proleukin (aldesleukin) has been approved and is marketed for the treatment of both metastatic RCC and metastatic melanoma. In addition, we are aware of numerous clinical and preclinical IL-2 molecules using different platforms being developed for oncology indications, including programs from Alkermes Plc, BioNTech SE, Medicenna Therapeutics Corp., Synthekine Inc, Asher Biotherapeutics, Inc., F. Hoffman La-Roche AG, Genentech Inc. and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and pre-clinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Oncorus, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Corporation, or Takeda), Oncosec Medical Incorporated, Xilio Therapeutics, Inc. and Sonnet BioTherapeutics, Inc.
We are developing WTX-124 and WTX-330 as potential monotherapies in relapsed or refractory tumor types or in combination with checkpoint inhibitors or other standard of care therapies in advanced or metastatic malignancies with high unmet medical need. Standard of care therapies include chemotherapy, targeted therapy, and more recently, immunotherapies, including monoclonal antibodies and bispecific formats, antibody drug conjugates, adoptive cellular therapies, and cytokines. In addition, there are numerous investigational agents in clinical development. Combining agents to improve patient outcomes and prevent emergence of resistance has become the paradigm for treatment of cancer.
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
Our patent portfolio includes patents and patent applications with composition of matter and method of use claims with respect to our product candidates, WTX-124, WTX-330, JZP898 (formerly WTX-613) and WTX-712, and claims directed to our PREDATOR platform technology. For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we will seek to identify additional opportunities for obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, processes for manufacture, formulation and dosing regimen-related claims.
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future product candidates, platform technologies, novel discoveries, product development technologies and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely on or may rely in the future on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position. For the product candidates we develop and plan to commercialize, as a normal course of business, we have been granted and intend to continue to pursue composition and method of manufacture and use, including therapeutic use, patents, as well as novel indications for our product candidates. We also have obtained and will continue to seek patent protection with respect to novel discoveries. We have sought and plan to continue to seek patent protection, either alone or jointly with our collaborators, as our agreements may dictate.
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
Our patent portfolio, including patents and patent applications that we own and comprises about sixteen patent families that are in various stages of the patent application filing and examination process in various jurisdictions worldwide, and include claims to our product candidates and claims directed to our PREDATOR platform technology for potential products and developments. The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 9, 2023, our patent portfolio included approximately five issued patents in the United States, approximately 16 pending U.S. provisional or non-provisional patent applications, five pending international patent applications filed under the PCT and approximately 85 pending foreign patent applications, including pending applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore, South Africa and Taiwan. These patent applications, if issued, are expected to expire on various dates from 2039 through about 2043, in each case without taking into account any possible patent term extension that may be available.
Our patent portfolio on our PREDATOR platform technology includes two patent families directed to protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers and methods of making libraries and screening libraries to identify linkers with desired properties. One of the patent families includes pending applications in the United States, Australia, Brazil, Canada, China, European Patent Office, Israel, India, Japan, Republic of Korea, Mexico and Singapore. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. The second patent family currently consists of a pending U.S. provisional application. We plan to file an international patent application under the PCT based on this provisional application before applicable deadlines.
Our patent portfolio also includes patent and patent applications that we license from Harpoon Therapeutics, Inc., or Harpoon.
Our patent portfolio for each of the product candidates is summarized below.
WTX-124
We own five patent families directed to IL-2 INDUKINE molecules and our WTX-124 product candidate. One of the families includes 3 issued U.S. patents with certain composition of matter claims with respect to IL-2 INDUKINE molecules and WTX-124. We have also filed pending U.S. applications and pending foreign patent applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending applications in U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims direct to certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. These applications also claim certain compositions of matter and method of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through to 2040, excluding any extension of patent term that may be available. A third patent family that we co-own currently includes a pending PCT application that claims certain pharmaceutical compositions and methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in the United States and other jurisdictions before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fourth patent family currently includes a pending PCT application that claims certain methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in the United States and other jurisdictions before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fifth patent family also includes a pending PCT application and a pending application in Taiwan that claim certain methods of use with respect our IL-2 INDUKINE molecules and our WTX-124 product candidate. This family also claims certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and INF-a INDUKINE molecules and WTX-613. We intend to file national applications in the United States and other jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available.
WTX-330
We own four families directed to IL-12 INDUKINE molecules and our WTX-330 product candidate. One of the families includes two issued U.S. patent with certain composition of matter claims with respect to IL-12 INDUKINE molecules. We have also filed a pending U.S. application and pending foreign applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and WTX-330. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending patent applications in the U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to WTX-330. The 20-year term for patents in this family runs through to 2041, excluding any extension of patent term that may be available. Our third patent family currently includes two pending U.S. provisional applications that claim certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate. We intend to file PCT and national applications in the United States and other jurisdictions before applicable deadlines. Our fourth patent family currently includes a pending PCT application and a pending application in Taiwan that claim certain methods of use of IL-12 INDUKINE molecules and our WTX-330 product candidate. This family also claims certain methods of use with respect to INF-a INDUKINE molecules and WTX-613, and IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in the United States and other jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available.
WTX-613
We own four patent families directed to our INF-a INDUKINE molecules and our WTX-613 product candidate. We own a first patent family that includes pending foreign applications in United States, Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending patent applications in U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to WTX-613. These applications also claim certain compositions of matter and method of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. We filed a pending application in the United States that combined the disclosures of the first and second families and claims compositions of matter and certain methods of use with respect to WTX-613. The 20-year term for patents based on the pending U.S. application will run through to 2039 or 2040, depending on the particular claims, excluding any extension of patent term that may be available. Our third patent family includes a pending PCT application and a pending application in Taiwan that claim certain compositions of matter and methods of use with respect our INF-a INDUKINE molecules. We intend to file national applications in the United States and other jurisdictions based on the pending PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fourth patent family also includes a pending PCT application and a pending application in Taiwan that claim certain methods of use with respect to INF-a INDUKINE molecules and WTX-613. This family also claims certain methods of use of with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in the United States and other jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available.
WTX-712
We own a patent family directed to our IL-21 INDUKINE molecules and our WTX-712 product candidate. This patent family includes a pending PCT application that claims certain compositions of matter and method of use with respect to WTX-712. We intend to file national phase applications in the United States and various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents in this family runs through to 2043, excluding any extension of patent term that may be available.
In-Licensed Patents
We have licensed from Harpoon certain patents that are directed to single immunoglobulin variable domains that bind human serum albumin. We use the licensed technology in our current product candidates and may use the technology in additional development candidates we discover in the future. The licensed patent family includes granted U.S. patents and pending applications, and pending applications in Brazil, India, Canada, Japan, Mexico, Singapore, Australia, Eurasian Patent Organization, Republic of Korea, European Patent Office, China, and Israel. The 20-year term for the licensed patents runs through 2037, excluding any extension of patent term that may be available. See the discussion under “License Agreement with Harpoon Therapeutics, Inc.”, below, and Item 13. Certain Relationships and Related Transactions, and Director Independence, within this Annual Report for more information regarding our license agreement with Harpoon.
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
In October 2018, we and Harpoon amended the Harpoon Agreement by entering into a First Amended and Restated Assignment and License Agreement, which amended certain terms of the original agreement, but did not change the terms of the license to the Company, patent assignments between the parties or payments due to Harpoon.
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
Preclinical Studies
Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP standards and regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption.
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
The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the fee required for the submission and review of an application under the Prescription Drug User Fee Act, or the PDUFA, is substantial (for example, for fiscal year 2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.
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
Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP standards and the integrity of the clinical data supporting the application. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.
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
If the FDA decides not to license or approve the application, it will issue a CRL. A CRL will describe all of the deficiencies that the FDA has identified in the application, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. For those seeking to challenge the FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed, and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that it will consider in determining the intended use of a drug or biologic.
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
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
Biosimilars
The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, the FDA has approved a number of biosimilars and several interchangeable biosimilar products.
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA or BLA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or the PPACA, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
Pharmaceutical Price Reform
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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
Human Capital
As of December 31, 2022, we had 46 full-time employees, including a total of 21 employees with M.D. or Ph.D. degrees. Of these full-time employees, 34 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Corporate Information
Our principal offices are located at 200 Talcott Ave, 2nd Floor, Watertown, MA 02472, and our telephone number is (617) 952-0555.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $53.8 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $306.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
•successfully submit INDs to the FDA for any future product candidates;
•successfully complete clinical trials for WTX-124 and WTX-330;
•successfully enroll subjects in and complete future clinical trials;
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
As of December 31, 2022, we had cash and cash equivalents of $129.3 million. Our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
•the cost of manufacturing our lead product candidates, WTX-124 and WTX-330, and any future product candidates for clinical trials and, if we are able to obtain marketing approval, for commercial sale;
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
We do not have any committed external source of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions both inside and outside the U.S. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts or other operations.
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
All outstanding obligations under the Loan Agreement are secured by our personal property (exclusive of any intellectual property), and are subject to acceleration upon an event of default. Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. On or before September 30, 2023, we are required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of our equity or from strategic partnerships or any similar transaction. From receipt of those proceeds, we are required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
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
Changes in tax laws or in their implementation or interpretation may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2017, or TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and, as a result of amendments made by the CARES Act, such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
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
We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. As of December 31, 2022, we had federal and state net operating loss carryforwards of $92.1 million and $86.1 million, respectively. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our prior private placement financings or other transactions, we have experienced ownership changes on June 10, 2019, August 2, 2019 and August 31, 2022, and we may in the future experience ownership changes as a result of subsequent changes in our stock ownership for purposes of Section 382. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income are subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations. There is also a risk that due to regulatory changes, such as suspension of the use of net operating losses, or for other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing net operating loss carryforwards that may significantly impact our ability to utilize net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our net operating losses and other tax attributes.
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
We have chosen to initially develop our lead product candidates, WTX-124 and WTX-330, for the treatment of advanced solid tumors and the treatment of relapsed or refractory advanced or metastatic tumors or lymphoma, respectively. Nevertheless, our development efforts will be limited to a small number of cancer types and we may forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.
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
Risk of failure for preclinical product candidates is high. Before we can commence clinical trials for our preclinical product candidates, we must complete extensive preclinical testing and studies that support INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to successfully submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Preclinical studies and clinical trials are expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our future product candidates will successfully complete preclinical studies, or if any of our current or future product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. Additionally, if we successfully commence clinical trials there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
•we or our third party contractors may experience delays due to complications associated with the COVID-19 pandemic or any future pandemic;
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022 with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are not able to adapt to these and other changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
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
Undesirable or unexpectedly severe side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. It is likely that, as is the case with many treatments for cancer, there may be side effects associated with the use of our product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Public health crises such as the COVID-19 pandemic or similar outbreaks could adversely impact our business. In response to the COVID-19 pandemic, governments throughout the world implemented a variety of quarantines, travel restrictions and other public health and safety measures that have impacted, and may continue to impact, our operations. The ultimate extent to which COVID-19 or any future surges, including as a result of new variants and subvariants of the virus, impacts our operations, including our preclinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and the actions taken to contain COVID-19 or treat its impact, among others. Any negative impact COVID-19 has on the execution of our product development plans could adversely affect our ability to timely submit INDs for product candidates, negatively affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
Any of these effects, and other effects of the COVID-19 pandemic, including future outbreaks, the emergence of new variants and subvariants of the virus, and any future pandemic, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.
On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact its COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
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
We expect to develop WTX-124, and potentially WTX-330 and future product candidates, in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
We intend to develop WTX-124, and potentially WTX-330 and other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are conducting a clinical trial of WTX-124 both as monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab). Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.
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
We are developing our initial product candidates for the treatment of cancer and have not received marketing approval for any of our product candidates. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.
We are aware of a number of companies that are developing cytokines as immunotherapies, as well as different modalities, including monoclonal antibodies, cell therapies, oncolytic viruses and vaccines.
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Alkermes Plc, Anaveon AG, Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., Merck & Co., Medicenna Therapeutics Corp., F. Hoffmann-La Roche AG, or Roche, Synthekine, Inc., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Oncorus, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited, or Takeda), Philogen S.p.A., Codiak BioSciences, Inc., Oncosec Medical Incorporated, Xilio Therapeutics, Inc. and Sonnet BioTherapeutics, Inc.
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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications, and additional CMOs to provide drug substance and drug product manufacturing for JZP898 (formerly WTX-613). To support the manufacture of drug substance and drug product, our CMOs will conduct substantial analytical testing of drug substance and vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our planned combination clinical trial of WTX-124 with KEYTRUDA (pembrolizumab), an immune checkpoint inhibitor, we will need to procure supply of KEYTRUDA for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. For example, in April 2022, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (“IFNα”) INDUKINE™ molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria. We may also enter into collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.
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
Under the Harpoon Agreement, Harpoon is responsible for prosecution and maintenance of the licensed patents and any future third party from whom we may license patent rights may similarly be responsible for prosecution and maintenance of such patents. We have limited control over the activities that are the responsibility of Harpoon and would have limited control over the activities that are the responsibility of any future licensor, and it is possible that prosecution and maintenance of licensed patents by Harpoon or any future licensor may be less vigorous than had we conducted such activities ourselves. Furthermore, the Harpoon Agreement is subject to, and we expect our future license agreements may also be subject to, a reservation of rights by the licensor and/or one or more third parties. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, JZP898 (formerly WTX-613), WTX-712 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, JZP898 (formerly WTX-613), WTX-712 and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE constructs we may not be able to obtain intellectual property to broad INDUKINE polypeptides or engineered INDUKINE constructs.
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, it will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
We intend in the future to conduct clinical trials for certain of our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
We intend in the future to conduct one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.
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
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, on January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032 under the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress to January 1, 2032.
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
More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.
Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to HHS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests by physicians and their immediate family members. As of January 1, 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
We are subject to data privacy and protection laws and regulations, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and United Kingdom. The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
In the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information that may be applicable to our current and future activities. In addition to existing laws, a broad range of legislative measures have been introduced at both the federal and state levels. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, imposed many requirements on businesses that process the personal information of California residents, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. Additionally, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, which expands the CCPA to incorporate additional provisions, including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions took effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022. In addition, other states, including Virginia, Colorado, Utah, and Connecticut, already have passed state privacy laws, and other states are considering similar legislation. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws.
A wide range of enforcement agencies at both the state and federal levels can review companies for privacy and data security concerns based on general consumer protection laws. For example, the Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. In addition to the risks associated with enforcement activities, there also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated the law, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. For example, the collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the EEA in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of annual global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. As a result, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GDPR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. There are also open questions about how personal data will be protected in the United

Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the United Kingdom Data Protection Act of 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the United Kingdom Data Protection Act of 2018 “implements” and complements the GDPR, and has achieved Royal Assent and is effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future. Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities, including clinical trials and any eventual sale and distribution of commercial products.
These evolving compliance and operational requirements impose significant costs that are likely to increase over time. Preparing for and complying with such requirements is rigorous and time intensive. It requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data, and may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered. Further, current and future laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2022, we had 46 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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
The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, supply chain attacks foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we have experienced increases in remote and hybrid working since March 2020 and as a result, have increasingly relied upon teleconferencing and cloud-based means of communication and data storage. In addition, many of our internal systems operate on cloud-based platforms. There have been numerous publicized attempts of bad actors attempting to intercept proprietary communications and cloud-based systems. We may be similarly susceptible to those kinds of threats.
The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. Any such event, or other loss of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.
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
Business disruptions and unfavorable economic conditions could seriously harm our business, future revenue and financial condition, and could increase our costs and expenses.
We depend on our employees, consultants, contract manufacturers, and CROs, and other parties, for the continued operation of our business. Our or their operations could be significantly disrupted by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, ice and snowstorms, extreme weather conditions, medical epidemics or pandemics, wars or other armed conflicts, geopolitical tensions or trade wars, terrorist attacks, and other natural or manmade disasters or business interruptions, for which we are, and they may be, predominantly self-insured. Because we rely on third-party contract manufacturers to produce our product candidates, our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

In addition, unfavorable economic conditions both inside and outside the U.S., including, without limitation, heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an increase in our costs and expenses, including an increase in financing costs, and restrictions on our access to potential sources of future capital. If we are unable to raise additional capital when needed or on attractive terms, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. Any of the foregoing could harm our business, future revenue and financial condition.
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
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until March 17, 2023, our stock price has ranged from $1.39 to $21.67. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
As of March 17, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 48.7% of our outstanding common stock.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with the filing of this Annual Report. However, while we remain an emerging growth company or a smaller reporting company with less than $100.0 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
In the past, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
In the past, we identified material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness as of December 31, 2022.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012 or a smaller reporting company with less than $100.0 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal facilities consist of office and laboratory space. We currently occupy 25,778 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in May 2030. We believe that our existing and planned facilities will be adequate and suitable for our needs for the foreseeable future.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock trades on the Nasdaq Global Select Market under the symbol “HOWL”. As of March 17, 2023, we had approximately 24 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
As of December 31, 2022, we have used approximately $94.1 million of the net proceeds from the IPO.
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
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types. In the second quarter of 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our investigational new drug application, or IND, for WTX-124. In the third quarter of 2022, the first patient was dosed in a Phase 1/1b clinical trial to evaluate WTX-124 as a monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced or metastatic solid tumors, with initial data anticipated in the fourth quarter of 2023. In the third quarter of 2022, we submitted our IND for WTX-330 and have since received clearance from the FDA. In the first quarter of 2023, the first patient was dosed in a Phase 1 clinical trial to evaluate the safety and tolerability of WTX-330 in patients with advanced or metastatic solid tumors or lymphoma resistant to checkpoint inhibitors or for which checkpoint inhibitors are not approved.
In April 2022, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (IFNα) INDUKINE molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria, which we refer to as the Licensed Products. Under the Collaboration Agreement, we are initially responsible for certain pre-clinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an IND to the FDA. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022, and we are eligible to receive cost reimbursements for research services performed under the Collaboration Agreement. We are also eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities and from the upfront payment that we received from Jazz pursuant to the terms of the Collaboration Agreement. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. As of December 31, 2022, we had sold an aggregate of 3,827,567 shares under the ATM Offering at an average price of $4.36 per share for net proceeds of $15.7 million after deducting sales commissions and offering expenses. During the period beginning January 1, 2023 and ending March 23, 2023, we issued and sold approximately 3.8 million shares of our common stock in connection with the ATM Offering, resulting in gross proceeds of approximately $8.8 million before deducting sales commissions and offering expenses.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of December 31, 2022, we had an accumulated deficit of $306.7 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Financial Operations Overview
Revenue
We have not generated any revenue to date from product sales and do not expect to do so in the near future. For the year ended December 31, 2022, we recognized $16.4 million of revenue related to the Collaboration Agreement, of which $7.3 million related to the upfront payment received in April 2022 and $9.1 million related to costs incurred for research services to be reimbursed by Jazz. We had $7.7 million of deferred revenue as of December 31, 2022, which is classified as either current or net of current portion in our consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of December 31, 2022, we had not received any milestone or royalty payments under the Collaboration Agreement.
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
We typically use our employee and infrastructure resources across our development programs. We track external development costs by product candidate or development program, but generally we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates.
Our external development costs for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
WTX-124	$8,461	$8,928
WTX-330	13,702	8,168
JZP898 (formerly WTX-613)	8,181	3,401
Pre-development candidates	2,588	1,102
Total external development costs	$32,932	$21,599

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330 and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 (formerly WTX-613) will generally be reimbursed by Jazz. WTX-712 did not incur material external development costs for the years ended December 31, 2022 and 2021.
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. The actual probability of success for our product candidates will depend on a variety of factors, including:
•the scope, rate of progress and expenses of our ongoing research activities as well as any preclinical studies and clinical trials, including our ongoing Phase 1/1b clinical trial for WTX-124 and Phase 1 clinical trial for WTX-330, and other research and development activities;
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, people operations, business development, legal, IT and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support the increasing size and complexity of our research, development and manufacturing activities.
Other Income
Other Income, Net
Other income, net consists primarily of remeasurement gains or losses attributable to changes in the fair value of the success payment liability associated with our debt agreement with Pacific Western Bank, or PWB, and amortization of debt issuance costs related to our debt agreement with PWB. For more information see “Liquidity and Capital Resources” below.
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
Revenue Recognition
We analyze our collaborations to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
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
Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate, or IBR, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, and in a similar economic environment.
We subsequently measure our lease liability at the present value of remaining lease payments, discounted using the IBR for the lease. The right-of-use asset is subsequently measured at the amount of the lease liability, adjusted for prepaid or accrued lease payments and the remaining balance of lease incentives received. We recognize operating lease expense on a straight-line basis over the lease term.
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
Stock-based Compensation
We account for stock-based payments in accordance with Accounting Standards Update, or ASU, No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASC 718. This guidance requires all stock-based payments to employees, including grants of employee stock options, restricted stock awards and restricted stock units, to be recognized as expense in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their services on the board of directors, we estimate the grant date fair value of each stock option using the Black-Scholes option-pricing model. For restricted stock awards and restricted stock units granted to employees, we estimate the grant date fair value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. For stock-based payments subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock-based payment on a straight-line basis over the requisite service period.
The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (i) the calculation of expected term of the stock-based payment, (ii) the risk‑free interest rate, (iii) the expected stock price volatility and (iv) the expected dividend yield. We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term for stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. Because there had been no public market for our common stock prior to our IPO, there is a lack of historical and implied volatility data. Accordingly, we base our estimates of expected volatility on the historical volatility of a group of publicly traded companies with similar characteristics to us, including stage of product development and therapeutic focus within the life sciences industry. Historical volatility is calculated over a period of time commensurate with the expected term of the stock-based payment. We use an assumed dividend yield of zero as we have never paid dividends on our common stock, nor do we expect to pay dividends on our common stock in the foreseeable future.
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
Results of Operations
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		$ Change
(in thousands)	2022	2021
Revenue:
Collaboration revenue	$16,401	$—	$16,401
Operating expenses:
Research and development	53,761	35,269	18,492
General and administrative	18,696	14,818	3,878
Total operating expenses	72,457	50,087	22,370
Operating loss	(56,056)	(50,087)	(5,969)
Other income:
Other income, net	338	—	338
Interest income	1,908	104	1,804
Total other income	2,246	104	2,142
Net loss	$(53,810)	$(49,983)	$(3,827)
 Revenue
Revenue was $16.4 million for the year ended December 31, 2022, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz. There was no collaboration revenue in the year ended December 31, 2021.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		$ Change
(in thousands)	2022	2021
Manufacturing	$22,605	$13,797	$8,808
Personnel	14,170	8,939	5,231
Contract research organization	10,327	7,802	2,525
Facilities	2,805	1,294	1,511
Lab consumables	3,305	3,250	55
Other	549	187	362
Total research and development expenses	$53,761	$35,269	$18,492
Research and development expenses for the year ended December 31, 2022 were $53.8 million, compared to $35.3 million for the year ended December 31, 2021. The increase of $18.5 million was primarily due to:
•$8.8 million of increased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and current and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and JZP898 (formerly WTX-613);
•$5.2 million of increased personnel costs, including $1.9 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of clinical development personnel;
•$2.5 million of increased contract research organization expense incurred to support IND enabling studies and clinical start-up activities for WTX-124 and WTX-330; and
•$1.5 million of increased facilities expense primarily related to leasing of additional space to support additional headcount.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		$ Change
(in thousands)	2022	2021
Personnel	$8,949	$6,192	$2,757
Corporate insurance	2,852	2,011	841
IT costs	592	344	248
Professional services	4,008	4,280	(272)
Facility costs	1,368	1,443	(75)
Other	927	548	379
Total general and administrative expenses	$18,696	$14,818	$3,878
General and administrative expenses for the year ended December 31, 2022 were $18.7 million, compared to $14.8 million for the year ended December 31, 2021. The increase of $3.9 million was primarily due to:
•$2.8 million of increased personnel costs, including $1.4 million of increased stock-based compensation expense, due to the full-year impact of increased headcount in 2021 to support operating as a public company; and
•$0.8 million of increased corporate insurance costs, driven by the full-year impact of public company management liability insurance.
Other Income, Net
Other income for the year ended December 31, 2022 was $2.2 million, compared to $0.1 million for the year ended December 31, 2021. The increase of $2.1 million was primarily due to $1.8 million of increased interest income due to rising interest rates.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through December 31, 2022 primarily through aggregate cash proceeds from convertible promissory notes of $11.0 million, gross proceeds from private placements of our convertible preferred stock of $116.3 million, net proceeds from our IPO of $109.2 million, a non-refundable upfront payment of $15.0 million received in connection with the Collaboration Agreement and net proceeds from our ATM Offering of $15.7 million.

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
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, or the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024 (which may be extended to August 31, 2024, upon the satisfaction of certain conditions set forth in the Loan Agreement), or the Amortization Date, and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. On March 15, 2023, we drew down $40.0 million of the Term Loans.
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
Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, maintenance of good standing and government compliance in our state of formation. On or before September 30, 2023, we are required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of our equity or from strategic partnerships or any similar transaction. From receipt of those proceeds, we are required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
ATM Offering
On May 10, 2022, we entered into the Sales Agreement with SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of December 31, 2022, we had sold an aggregate of 3,827,567 shares under the ATM Offering at an average price of $4.36 per share for net proceeds of $15.7 million after deducting sales commissions and offering expenses. During the period beginning January 1, 2023 and ending March 23, 2023, we issued and sold approximately 3.8 million shares of our common stock in connection with the ATM Offering, resulting in gross proceeds of approximately $8.8 million before deducting sales commissions and offering expenses.
Plan of Operation and Future Funding Requirements
We use our capital resources primarily to fund operating expenses, primarily research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical and clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Further, inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Annual Report; however, our operations may be adversely affected by inflation in the future.

Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $306.7 million through December 31, 2022. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
As of December 31, 2022, we had cash and cash equivalents of $129.3 million. After updating our expense forecasting, we now expect that our existing cash and cash equivalents, together with anticipated collaboration revenue, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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
•the timing of, and the cost involved in, obtaining marketing approval for WTX-124 and WTX-330 or any future product candidates, and our ability to obtain marketing approval and generate revenue from any potential commercial sales of such product candidates;
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

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(40,596)	$(42,876)
Investing activities	(3,611)	(498)
Financing activities	15,906	109,427
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,301)	$66,053
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $40.6 million, compared to $42.9 million for the year ended December 31, 2021. This decrease of approximately $2.3 million was primarily attributable to increased non-cash stock-based compensation, depreciation, and lease expenses of $5.1 million, a gain on change in fair value of the success payment liability of $0.6 million and amortization of debt issuance costs of $0.2 million partially offset by an increase in net loss of $3.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.
 Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $3.6 million, compared to $0.5 million for the year ended December 31, 2021. This increase of approximately $3.1 million was primarily attributable to cash paid for leasehold improvements and various equipment for our new headquarters. Our move into the new facility was completed in May 2022.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $15.9 million, compared to $109.4 million for the year ended December 31, 2021. Cash provided by financing activities for the year ended December 31, 2022 primarily consisted of proceeds from our ATM Offering, compared to proceeds from our IPO during the year ended December 31, 2021.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of March 23, 2023, we have drawn $40.0 million under the Term Loans.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 as our prior headquarters are approximately $1.2 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, to sublease the entirety of this space. The annual rent from the subleased premises will be approximately $1.1 million in the first year and $1.0 million in the second year, which is greater than the annual rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The short-term lease for office and laboratory space that we entered into in March 2021 terminated in May 2022.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $19.1 million.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the section captioned “Corporate Governance” and “Proposal No. 1” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2023 Annual Meeting of Stockholders within 120 days of December 31, 2022, which information is incorporated herein by reference.
Code of Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Corporate Governance section of our website, which is located at www.werewolftx.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K. We will provide any person, without charge, a copy of such Code of Business Conduct and Ethics upon written request, which may be mailed to 200 Talcott Ave, 2nd Floor, Watertown, MA 02472, Attn: Corporate Secretary.
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, which information, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except to the extent provided below, the information required by this Item 12 will be included in the section captioned “Principal Stockholders” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table contains information about our 2017 Stock Incentive Plan, or the 2017 Plan, our 2021 Stock Incentive Plan, or the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or 2021 ESPP, as of December 31, 2022.

	As of December 31, 2022
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	5,244,121	$7.86	1,182,587
Equity compensation plans not approved by security holders	—	—	—
Total	5,244,121	$7.86	1,182,587

(1)	Includes the 2017 Plan, the 2021 Plan and the 2021 ESPP.
(2)
As of December 31, 2022, 938,587 shares of our common stock were available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased on each January 1 through January 1, 2031 by the lesser of (i) 5% of the number of shares of our common stock outstanding on the first day of such year and (ii) an amount determined by our board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2021 Plan or the 2017 Plan are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2023, the shares under the 2021 Plan were increased by 1,575,753 shares pursuant to the annual increase described above.

(3)
As of December 31, 2022, 244,000 shares of our common stock were reserved for issuance under the 2021 ESPP. The number of shares reserved for issuance under the 2021 ESPP will be increased on each January 1 through January 1, 2032 by the least of (i) 488,000 shares, (ii) 1% of the number of shares of our common stock outstanding on the first day of such year and (iii) an amount determined by our board of directors. On January 1, 2023, the shares under the 2021 ESPP were increased by 315,150 shares pursuant to the annual increase described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of the Appointment of Ernst & Young, LLP As Our Independent Registered Public Accounting Firm For The Fiscal Year Ending December 31, 2023” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, which information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(1) Financial Statements
The following documents are attached hereto and are filed as part of this Annual Report.
Report of the Independent Registered Public Accounting Firm (PCAOB ID No. 42)	F-1
Report of the Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Werewolf Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Werewolf Therapeutics, Inc. (the Company) as of December 31, 2022, the related consolidated statement of operations, consolidated statement of redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Boston, Massachusetts
March 23, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Werewolf Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Werewolf Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 24, 2022
We began serving as the Company’s auditor in 2020. In 2022, we became the predecessor auditor.

Werewolf Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$129,315	$157,531
Prepaid expenses and other current assets	3,957	3,537
Other receivables (due from collaborations)	6,928	—
Total current assets	140,200	161,068
Property and equipment, net	8,988	2,913
Restricted cash	1,214	1,208
Operating lease right of use asset	8,463	13,412
Other non-current assets	1,380	649
Total assets	$160,245	$179,250
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,221	$2,037
Accrued expenses and other current liabilities	14,152	8,765
Operating lease liability, current	2,084	1,072
Deferred revenue, current	6,532	—
Total current liabilities	23,989	11,874
Operating lease liability, net of current portion	12,600	14,589
Deferred revenue, net of current portion	1,128	—
Other liabilities	191	—
Total liabilities	37,908	26,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued or outstanding as of December 31, 2022 or December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2022 and December 31, 2021; 31,515 and 27,608 shares issued as of December 31, 2022 and December 31, 2021, respectively; 31,434 and 27,313 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	429,039	405,680
Accumulated deficit	(306,705)	(252,895)
Total stockholders’ equity	122,337	152,787
Total liabilities and stockholders’ equity	$160,245	$179,250
The accompanying notes are an integral part of these consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Collaboration revenue	$16,401	$—
Operating expenses:
Research and development	53,761	35,269
General and administrative	18,696	14,818
Total operating expenses	72,457	50,087
Operating loss	(56,056)	(50,087)
Other income:
Other income, net	338	—
Interest income	1,908	104
Total other income	2,246	104
Net loss	(53,810)	(49,983)
Accretion of redeemable convertible preferred stock to redemption value	—	(151,942)
Net loss attributable to common stockholders	$(53,810)	$(201,925)
Net loss per share attributable to common stockholders, basic and diluted	$(1.86)	$(10.94)
Weighted-average common shares outstanding, basic and diluted	28,864	18,455
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	80,247	$69,012	78,222	$72,070	1,746	$2	$—	$(51,865)	$(51,863)
Issuance of common stock from initial public offering, net of issuance costs of $2,379	—	—	—	—	7,500	—	109,221	—	109,221
Accretion of redeemable convertible preferred stock to redemption value	—	79,372	—	72,570	—	—	(895)	(151,047)	(151,942)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(80,247)	(148,384)	(78,222)	(144,640)	18,280	—	293,024	—	293,024
Stock-based compensation expense	—	—	—	—	—	—	4,095	—	4,095
Stock option exercises	—	—	—	—	82	—	235	—	235
Net loss	—	—	—	—	—	—	—	(49,983)	(49,983)
Balance at December 31, 2021	—	—	—	—	27,608	2	405,680	(252,895)	152,787
Issuance of common stock from at the market offering, net of issuance costs of $455	—	—	—	—	3,827	1	15,735	—	15,736
Stock-based compensation expense	—	—	—	—	—	—	7,400	—	7,400
Stock option exercises	—	—	—	—	80	—	224	—	224
Net loss	—	—	—	—	—	—	—	(53,810)	(53,810)
Balance at December 31, 2022	—	$—	—	$—	31,515	$3	$429,039	$(306,705)	$122,337
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(53,810)	$(49,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,400	4,095
Depreciation expense	1,104	216
Non-cash lease expense	1,406	519
Change in fair value of success payment liability	555	—
Amortization of debt issuance costs	203	—
Loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(541)	(3,072)
Other receivables	(6,928)	—
Other non-current assets	279	(649)
Accounts payable	(883)	1,007
Accrued expenses and other current liabilities	3,738	5,263
Deferred revenue	7,660	—
Right of use assets and operating lease liability	(977)	(241)
Other liabilities	191	(31)
Net cash used in operating activities	(40,596)	(42,876)
Investing activities:
Purchases of property and equipment	(3,611)	(498)
Net cash used in investing activities	(3,611)	(498)
Financing activities:
Proceeds from at the market offering of common stock	16,191	—
Proceeds from initial public offering of common stock	—	111,600
Payment of equity issuance costs	(451)	(2,378)
Deferred financing costs	(88)	—
Proceeds from stock option exercises	254	205
Net cash provided by financing activities	15,906	109,427
Net (decrease) increase in cash and cash equivalents	(28,301)	66,053
Cash, cash equivalents and restricted cash—beginning of period	158,830	92,777
Cash, cash equivalents and restricted cash—end of period	$130,529	$158,830
Supplemental disclosure of cash flow information:
Cash paid for lease liabilities	$1,806	$1,035
Supplemental disclosure of non-cash investing and financing activities:
Stock option exercise receivables in prepaid expenses and other current assets	$—	$30
Purchases of property and equipment in accounts payable and accrued expenses	$111	$79
Issuance costs in accounts payable and accrued expenses	$4	$—
Right of use assets obtained in exchange for lease liabilities	$—	$13,658
Accretion of Series A and Series B redeemable convertible preferred stock	$—	$151,942
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
The Company had cash and cash equivalents of $129.3 million at December 31, 2022. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Annual Report on Form 10-K. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to the application of Revenue from Contracts with Customers (Topic 606) (“ASC 606”) to the Company’s collaboration agreement with Jazz Pharmaceuticals Ireland Limited, the accrual of research and development expenses, the expected future lives of property and equipment, the valuation of stock-based awards, and the success based fee associated with the Company’s debt agreement. Actual results could differ from those estimates.
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
Impairment of Long-lived Assets
Long-lived assets consist of property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any material impairment charges during the years presented.
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
Comprehensive Loss
The Company does not have items of other comprehensive loss for the years ended December 31, 2022 and 2021, and therefore does not present a consolidated statement of comprehensive loss. The Company’s comprehensive loss equals its net loss.
Net Loss per Common Share
Basic net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options and RSUs that have been issued but are not yet vested. Diluted net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSUs are determined under the treasury stock method.
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
Recent Accounting Pronouncements
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
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
3. Jazz Collaboration and License Agreement
In April 2022, the Company entered into an exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which the Company granted Jazz certain licenses to develop and commercialize products containing the Company’s Interferon alpha (“IFNα”) INDUKINE™ molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, the Company is responsible for certain pre-clinical development activities with respect to JZP898 (formerly WTX-613) and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse the Company for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”).
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
Identification of Promises and Performance Obligations
The Company has concluded that the exclusive license to its intellectual property, JZP898 (formerly WTX-613), and the non-exclusive corresponding “know-how” are not capable of being distinct from the other promises within the contract, and as such, the Company has determined that the license and “know-how” combined with the other research and development services and supply represent a single combined performance obligation.

Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $33.5 million, which is comprised of the nonrefundable upfront payment of $15.0 million and the estimated costs for research services of $18.5 million. Outside of the estimated costs for research services, there is no other variable consideration included in the transaction price at inception. The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement is zero, as achievement of those milestones is uncertain and highly susceptible to factors outside the Company’s control. Accordingly, all such milestone payments were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, will adjust the transaction price as necessary. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
Recognition of Revenue
For the year ended December 31, 2022, using the cost-to-cost input method, which best depicts the research services performed for the customer, the Company recognized $16.4 million of revenue related to the Collaboration Agreement, of which $7.3 million related to the upfront payment and $9.1 million related to costs incurred for research services. As of December 31, 2022, there is $6.5 million and $1.1 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement. All costs associated with the Collaboration Agreement are recorded in research and development expense in the consolidated statements of operations.
“Unbilled receivables” of $4.1 million was included within “Other receivables” in the accompanying consolidated balance sheets as of December 31, 2022.
The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2022 (in thousands):

	Balance as of			Balance as of
	December 31, 2021	Additions	Reductions	December 31, 2022
Contract liabilities:
Deferred revenue	$—	$15,000	$(7,340)	$7,660
Totals	$—	$15,000	$(7,340)	$7,660
As of December 31, 2022, the Company had not received any milestone or royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a success payment liability pursuant to an amended and restated loan and security agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”) (see Note 8, Term Loan).
The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$128,812	$—	$—	$128,812
Total assets	$128,812	$—	$—	$128,812
Liabilities
Success payment liability	$—	$—	$570	$570
Total liabilities	$—	$—	$570	$570
The success payment liability was included within “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets as of December 31, 2022. There were no changes in valuation techniques during the year ended December 31, 2022.

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
The following table reconciles the change in fair value of the success payment liability during the year ended December 31, 2022 based on Level 3 inputs (in thousands):

Year Ended December 31, 2022
Balance at December 31, 2021	$—
Additions	1,125
Change in fair value	(555)
Balance at December 31, 2022	$570
The success payment liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company models the value of the liability based on several key variables, including probability of event occurrence and timing of event occurrence.
The fair value of the success payment liability was determined using a probability weighted expected return method, in which the probability and timing of potential future events is considered in order to estimate the fair value of the success payment liability as of each valuation date. Management determined the fair value of the success payment liability as of December 31, 2022 using the following significant unobservable inputs:

As of December 31, 2022
Probability of Success Fee Event	75%
Expected term (in years)	0.33 - 0.75
Discount rate	7.1%
Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement. The Company remeasured the liability at fair value with a corresponding decrease of $0.6 million recorded to other income, net for the year ended December 31, 2022.
5. Restricted Cash
The Company maintained restricted cash of $1.2 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2021, $0.1 million of the Company’s restricted cash balance was included within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. These amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$157,531	$129,315	$92,570	$157,531
Restricted cash	1,299	1,214	207	1,299
Cash, cash equivalents and restricted cash	$158,830	$130,529	$92,777	$158,830

6. Property and Equipment, Net
Property and equipment, net as of December 31, 2022 and 2021 was comprised as follows (in thousands):

		December 31,
	Estimated Useful Life (in years)	2022	2021
Laboratory equipment	5	$1,635	$839
Furniture and office equipment	5	264	9
Computer equipment	3	418	221
Leasehold improvements	Shorter of 7 years or remaining lease term	7,971	274
Construction in progress		106	1,961
Total property and equipment, gross		10,394	3,304
Less: accumulated depreciation		(1,406)	(391)
Total property and equipment, net		$8,988	$2,913
Depreciation expense for the years ended December 31, 2022 and 2021 was $1.1 million and $0.2 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and 2021 were comprised as follows (in thousands):

	December 31,
	2022	2021
Manufacturing	$6,674	$3,427
Employee compensation and benefits	3,135	2,200
Professional fees	613	433
Contract research	2,990	2,542
Success payment liability	570	—
Other	170	163
Total accrued expenses and other current liabilities	$14,152	$8,765
8. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB is also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. Although the Tranche I Loan and Tranche II Loan are now available to the Company, as of December 31, 2022, the Company has elected to defer making a draw. As of December 31, 2022, the Company had not drawn down any Term Loans and had no outstanding borrowings under the Loan Agreement.
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
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 815, Derivatives and Hedging. The Company determined the fair value of the Success Fee upon the closing date of the Loan Agreement and then marked to market the fair value of the Success Fee as of December 31, 2022.
All outstanding obligations under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain negative covenants, which among other things, restrict the Company from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring its assets, (v) making investments in any entities or instruments other than certain investments specified in the Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by the board of directors. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in the Company’s state of formation. On or before September 30, 2023, the Company is required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of its equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, the Company is required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB.
PWB has the right to accelerate all outstanding obligations of the Company under the Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement, and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of December 31, 2022, the Company had $40.0 million available to draw on the Term Loans and had no outstanding principal.
In connection with the Loan Agreement, the Company recorded a total of $1.1 million as a success fee liability that is contingent upon the occurrence of future events and will be payable to PWB upon the occurrence of those events. The initial valuation of the success fee recorded in connection with the Loan Agreement was recorded as a deferred asset on the Company’s balance sheet until the Company draws down on the Term Loans. Upon drawdown of the Term Loans the initial value of the success fee will be reclassified as a discount to the term loan payable. The unamortized balance of the success fee will be charged to interest expense over the remainder of the borrowing term.
9. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of December 31, 2022, no dividends on common stock had been declared by the Company.
On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (“SVB”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of December 31, 2022, the Company had sold an aggregate of 3,827,567 shares under the ATM Offering at an average price of $4.36 per share for net proceeds of $15.7 million after deducting sales commissions and offering expenses.
The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2022	2021
Shares reserved for exercises of outstanding stock options	5,244	3,266
Shares reserved for vesting of restricted stock units	323	—
Shares reserved for exercises of warrants	59	59
Shares reserved for future issuance under the 2021 Stock Incentive Plan	939	1,939
Total shares reserved for future issuance	6,565	5,264
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of December 31, 2022, no shares of preferred stock were issued or outstanding.
10. Stock-based Compensation
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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the Company’s IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Stock Incentive Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. Effective January 1, 2022, 1,380,397 additional shares were automatically added to the shares authorized for issuance under the 2021 Plan.
As of December 31, 2022, there were 938,587 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the Company’s IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. The Company initiated its first offering period under the 2021 ESPP in December 2022.
The 2021 ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. The 2021 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2021 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimate the fair value of the common stock under the 2021 ESPP using a Black-Scholes valuation model. The fair value was estimate on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.7%); expected term (0.5 years); expected volatility (77.0%); and an expected dividend yield (0%). The Company recorded less than $0.1 million of stock-based compensation under the 2021 ESPP for the year ended December 31, 2022. As of December 31, 2022, there was unrecognized stock-based compensation expense of less than $0.1 million related to the current ESPP offering period, which ends May 31, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,410	$1,524
General and administrative	3,990	2,571
Total stock-based compensation	$7,400	$4,095
RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ deficit as they vest.
The following table summarizes restricted stock award activity during the year ended December 31, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	295	$1.35
Granted	—	$—
Vested	(214)	$1.34
Forfeited	—	$—
Unvested at December 31, 2022	81	$1.38
As of December 31, 2022, there was unrecognized stock-based compensation expense related to unvested restricted stock awards of $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.4 years.

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2022 and 2021, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.2 million and $3.6 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the year ended December 31, 2022 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—
Granted	364	$4.39
Vested	—	$—
Forfeited	(41)	$4.97
Unvested at December 31, 2022	323	$4.32
As of December 31, 2022, there was unrecognized stock-based compensation expense related to unvested RSUs of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.24 years.
No RSUs vested during the years ended December 31, 2022 or 2021.
Stock Option Activity
During the year ended December 31, 2022, the Company granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options vest only upon achievement of specified performance targets related to certain business objectives. As of December 31, 2022, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2022, the Company did not record any expense for these stock options from the date of issuance through December 31, 2022.
The fair value of stock options granted during the years ended December 31, 2022 and 2021 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.3%	1.0%
Expected term (in years)	6.0	6.0
Dividend yield	—%	—%
Expected volatility	77.0%	78.7%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $5.98 and $9.72 per share, respectively.
The following table summarizes stock option activity during the year ended December 31, 2022 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	3,266	$8.24	9.02
Granted	2,183	$7.14
Exercised	(80)	$2.82
Cancelled	(125)	$8.55
Outstanding, December 31, 2022	5,244	$7.86	8.34
Exercisable at December 31, 2022	1,683	$8.00	8.09
The aggregate intrinsic fair value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.4 million and $0.8 million, respectively.
As of December 31, 2022, there was unrecognized stock-based compensation expense related to unvested stock options of $18.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

11. Commitments and Contingencies
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
•A March 2021 short-term lease for approximately 7,500 square feet of office and laboratory space which commenced in April 2021 and terminated in May 2022. The Company did not recognize an operating lease right of use asset or a lease liability upon lease commencement. Rent expense for the short-term lease was recognized as incurred.
•A June 2021 operating lease for approximately 25,778 square feet of office and laboratory space, which commenced in May 2022 and terminates in May 2030. The lease is subject to fixed-rate rent escalations and provided for $5.7 million in tenant improvements, which the Company fully utilized, and a term extension option, which was not reasonably certain of exercise. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing, which is included in restricted cash as of December 31, 2022.
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
The following table summarizes operating lease costs (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$2,537	$1,312
Variable lease costs	837	398
Short-term lease costs	228	411
Sublease income	(834)	—
Total	$2,768	$2,121
The following table summarizes the lease term and discount rate for operating leases:

	As of December 31,
	2022	2021
Weighted-average remaining lease term (years)	7.0	7.6
Weighted-average discount rate	8.1%	8.1%

As of December 31, 2022, the future minimum lease payments due under the Company’s leases are as follows (in thousands):

Amount
2023	$3,133
2024	2,505
2025	2,337
2026	2,403
2027	2,472
Thereafter	6,258
Total remaining minimum rental payments	19,108
Less: effect of discounting	(4,424)
Total lease liability	$14,684
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
Adimab 2018 License
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
In August 2020, the Company and Adimab entered into Amendment One to the Development and Option Agreement, which extended the period of time for the Company to evaluate candidate antibodies in advance of electing to exercise the option to acquire exclusive rights to licensed antibodies (the “Evaluation Term”), but did not otherwise change the terms of the Adimab License. The Evaluation Term was then further extended in December 2020 by entering into Amendment Two to the Development and Option Agreement, through delivery of a non-refundable payment of $100,000 by the Company to Adimab, which was creditable toward the option fee. The non-refundable payment was recorded immediately as research and development expense in the consolidated statements of operations. In July 2021, the Company and Adimab entered into the First Amended and Restated Development and Option Agreement to extend the target selection time period and to allow for the Company to add additional antibody discovery programs to be covered under the agreement, but otherwise retaining all other material provisions of the Adimab License.
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
The Adimab Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2022, the Company has not exercised any target options or recorded any milestone or royalty payments for exercised options pursuant to the Adimab Agreement.
Adimab 2022 Collaboration
In November 2022, the Company entered into a Collaboration Agreement (the “Adimab Collaboration Agreement”) with Adimab. Under the terms of the Adimab Collaboration Agreement, Adimab has agreed to provide the Company with services to help discover, generate, optimize and/or engineer specified proteins. In addition, Adimab will provide the Company with a license to certain Adimab core technologies, patents and products applicable to certain targets (“Adimab Collaboration License”), separate from those provided in the 2018 Adimab Agreement.
Under the terms of the Adimab Collaboration Agreement, the Company must pay Adimab milestone fees with respect to each research program ranging from $500,000 to $1.5 million based on the achievement of certain clinical milestones by the Company. The Adimab Collaboration Agreement provides the Company with an option to obtain any development and commercialization licenses from Adimab used in products. To exercise an option, the Company must pay a $500,000 fee for each product option exercised.
For each product sold, the Company is also obligated to pay certain milestones ranging from $1.0 million to $2.0 million based on the achievement of the first commercial sale in certain countries. Additionally, for licensed products sold during the applicable royalty term, the Company must pay Adimab royalties at percentages in the low-to-mid single digits.
The Adimab Collaboration Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2022, the Company has not exercised any options and has not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Collaboration Agreement.
12. Income Taxes
During the years ended December 31, 2022 and 2021, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.
A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes	8.3	5.7
Change in valuation allowance	(30.4)	(27.2)
R&D credit carryovers	2.4	1.8
Stock-based compensation	(1.5)	(0.9)
Permanent differences	0.2	(0.4)
Effective income tax rate	0.0%	0.0%

The Company’s deferred tax assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$26,234	$22,831
Tax credit carryforwards	3,819	1,918
Lease liability	4,180	4,393
Other capitalized costs—net of amortization	103	111
Reserves and accruals	950	658
Stock-based compensation	1,448	500
Capitalized research and experimental expenditures—net of amortization	9,474	—
Deferred tax assets	46,208	30,411
Valuation allowance	(42,417)	(26,110)
Deferred tax assets recognized	3,791	4,301
Deferred tax liabilities:
Right of use asset	(2,358)	(3,762)
Fixed assets and depreciation	(1,433)	(6)
Construction in progress	—	(533)
Deferred tax liabilities	(3,791)	(4,301)
Net deferred tax assets	$—	$—
The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&E”) expenditures under Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022 and resulted in the capitalization of R&E expenditures of $36.1 million. The Company will amortize these costs for tax purposes over 5 years if the research and development (“R&D”) was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.
The Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2022 and 2021. Management considered the Company’s cumulative net losses and concluded as of December 31, 2022 and 2021, that it was more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $16.3 million and $14.3 million for the years ended December 31, 2022 and 2021, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.
The Company has incurred net operating losses (“NOL”) since inception. As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $92.1 million and $80.3 million, respectively, available to reduce future federal taxable income. The carryforwards generated in 2017 expire in 2037. $92.0 million of carryforwards generated post 2017 do not expire. The TCJA enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal net operating losses arising in tax years beginning after 2017. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of $86.1 million and $74.5 million, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2037.
As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $2.6 million and $1.3 million, respectively, available to reduce future federal tax liabilities, which expire at various dates beginning in 2038. The Company also had state research and development tax credit carryforwards as of December 31, 2022 and 2021 of $1.2 million and $0.6 million, respectively, available to reduce future state tax liabilities, which expire at various dates beginning in 2034.
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
The Company is in the process of completing a Section 382 study for the period of January 22, 2018, through December 31, 2022. As part of the first phase in the study, the Company completed testing date analysis through December 31, 2022, and identified three ownership changes that occurred on June 10, 2019, August 2, 2019, and August 31, 2022 for Section 382 purposes. As the Company experienced these ownership changes, all pre-change net operating loss and research and development tax credit carryforwards are subject to limitation. Due to the unlimited carryover period for post-2017 generated net operating losses, none of the Company’s net operating losses will expire unused. A portion of the Company’s research and development tax credits will expire unused. The exact amount of the research and development tax credits that will expire unused will be determined upon the completion of the Section 382 study.
The Company is currently in a full valuation allowance and will not make any limitation adjustment to the net operating loss and research and development tax credit carryforwards until the Section 382 study is completed. Further, until the Section 382 study is completed, no amounts are being presented as an uncertain tax position.

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2022 and 2021. The Company has conducted a study of research and development tax credit for tax years 2018 - 2020. The amounts of federal and state research and development tax credit carryforwards presented above have reflected the results from the study. A full valuation allowance has been provided against the Company’s research and development credits.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception to the present.
13. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow, for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend (see Note 11, Commitments and Contingencies). The Company received cash payments under its sublease of approximately $0.8 million during the year ended December 31, 2022. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit that is included within “Other liabilities” in the accompanying consolidated balance sheets as of December 31, 2022.
14. 401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning in 2022, the Company will match 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible compensation paid during the period. During the year ended December 31, 2022, the Company recognized expense of $0.2 million related to matching contributions.
15. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2022	2021
Outstanding stock options	5,244	3,266
Unvested RSAs	81	295
Unvested RSUs	323	—
Warrants to purchase common stock	59	59
Total	5,707	3,620
16. Subsequent Events
On March 15, 2023, the Company borrowed an aggregate principal amount of $40.0 million as a term loan under the Loan Agreement with PWB. The draw was made in accordance with the initial terms and conditions of the Loan Agreement. The Company will begin to repay the principal in twenty-four equal monthly payments beginning on September 1, 2024. Refer to Note 8, Term Loan, for additional details on the Term Loan.
During the period beginning January 1, 2023 and ending March 23, 2023, the Company issued and sold approximately 3.8 million shares of its common stock in connection with the ATM Offering, resulting in gross proceeds of approximately $8.8 million before deducting sales commissions and offering expenses. Refer to Note 9, Common and Preferred Stock, for additional details on the ATM Offering.

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

4.3
Description of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022).

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

10.22#
Collaboration and License Agreement, dated as of April 6, 2022, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022).

10.23
Amended and Restated Loan and Security Agreement dated as of April 12, 2022, by and between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2022).

10.24
Sales Agreement, dated as of May 10, 2022, by and between the Registrant and SVB Securities LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on May 10, 2022).

16.1
Letter from Deloitte & Touche LLP, dated September 7, 2022 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2022).

21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021, Registration No. 333-255132).

23.1*	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.
23.2*	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.
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

WEREWOLF THERAPEUTICS, INC.

Date: March 23, 2023	By:	/s/ Daniel J. Hicklin
Daniel J. Hicklin, Ph.D.
President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel J. Hicklin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
Daniel J. Hicklin, Ph.D.

/s/ Timothy W. Trost	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 23, 2023
Timothy W. Trost

Chair of the Board of Directors
Luke Evnin, Ph.D.

/s/ Meeta Chatterjee	Director	March 23, 2023
Meeta Chatterjee, Ph.D.

/s/ Derek DiRocco	Director	March 23, 2023
Derek DiRocco, Ph.D.

/s/ Alon Lazarus	Director	March 23, 2023
Alon Lazarus, Ph.D.

/s/ Briggs W. Morrison	Director	March 23, 2023
Briggs W. Morrison, M.D.

/s/ Michael A. Sherman	Director	March 23, 2023
Michael A. Sherman, M.B.A.