Form 10-Q
period 2023-03-31
Werewolf Therapeutics, Inc.
filed 2023-05-11
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 35,611,355 shares of common stock, $0.0001 par value per share, outstanding.

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
•developments and expectations regarding developments and projections relating to our competitors and our industry; and
•the impact of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$147,868	$129,315
Prepaid expenses and other current assets	2,439	3,957
Other receivables	6,255	6,928
Total current assets	156,562	140,200
Property and equipment, net	8,699	8,988
Restricted cash and cash equivalents	21,011	1,214
Operating lease right of use asset	8,127	8,463
Other non-current assets	670	1,380
Total assets	$195,069	$160,245
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,106	$1,221
Accrued expenses and other current liabilities	13,321	14,152
Operating lease liability, current	2,146	2,084
Deferred revenue, current	4,149	6,532
Total current liabilities	21,722	23,989
Operating lease liability, net of current portion	12,043	12,600
Deferred revenue, net of current portion	1,168	1,128
Notes payable, net of discount and issuance costs	39,063	—
Other liabilities	—	191
Total liabilities	73,996	37,908
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding as of March 31, 2023 or December 31, 2022	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2023 and December 31, 2022; 35,339 and 31,515 shares issued as of March 31, 2023 and December 31, 2022, respectively; 35,301 and 31,434 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	439,757	429,039
Accumulated deficit	(318,687)	(306,705)
Total stockholders’ equity	121,073	122,337
Total liabilities and stockholders’ equity	$195,069	$160,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Collaboration revenue	$4,464	$—
Operating expenses:
Research and development	11,706	10,945
General and administrative	4,981	4,421
Total operating expenses	16,687	15,366
Operating loss	(12,223)	(15,366)
Other income:
Other expense, net	(1,106)	(16)
Interest income, net	1,347	39
Total other income	241	23
Net loss	$(11,982)	$(15,343)
Net loss per share, basic and diluted	$(0.34)	$(0.56)
Weighted-average common shares outstanding, basic and diluted	34,785	27,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,515	$3	$429,039	$(306,705)	$122,337
Issuance of common stock from at the market offering, net of issuance costs of $103	3,824	—	8,610	—	8,610
Stock-based compensation expense	—	—	2,108	—	2,108
Net loss	—	—	—	(11,982)	(11,982)
Balance at March 31, 2023	35,339	$3	$439,757	$(318,687)	$121,073

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	27,608	$2	$405,680	$(252,895)	$152,787
Stock-based compensation expense	—	—	1,745	—	1,745
Stock option exercises	46	—	129	—	129
Net loss	—	—	—	(15,343)	(15,343)
Balance at March 31, 2022	27,654	$2	$407,554	$(268,238)	$139,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(11,982)	$(15,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,108	1,745
Depreciation expense	425	98
Non-cash interest expense	13	—
Non-cash lease expense	336	383
Change in fair value of success payment liability	(1,021)	—
Amortization of debt issuance costs	60	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,443	1,789
Other receivables	673	—
Other non-current assets	(18)	—
Accounts payable	961	(674)
Accrued expenses and other current liabilities	133	(2,031)
Deferred revenue	(2,343)	—
Right of use assets and operating lease liability	(495)	82
Other liabilities	(191)	—
Net cash used in operating activities	(9,898)	(13,951)
Investing activities:
Purchases of property and equipment	(168)	(28)
Net cash used in investing activities	(168)	(28)
Financing activities:
Proceeds from at the market offering of common stock	8,713	—
Proceeds from drawdown of term loans	40,000	—
Payment of equity issuance costs	(90)	—
Proceeds from stock option exercises	—	159
Net cash provided by financing activities	48,623	159
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	38,557	(13,820)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	130,529	158,830
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$169,086	$145,010
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$79	$1,552
Issuance costs in accounts payable and accrued expenses	$17	$—
Stock option exercise receivables in prepaid expenses and other current assets	$—	$(30)
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
The Company had cash and cash equivalents of $147.9 million at March 31, 2023. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC (the “Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, is unaudited. The December 31, 2022 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly-owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.
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

Subsequent Events
The Company has evaluated subsequent events and transactions that occurred in the period from the balance sheet date to the date that the financial statements were issued. Other than as described in these condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.
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
Recognition of Revenue
For the three months ended March 31, 2023, using the cost-to-cost input method, which best depicts the research services performed for the customer, the Company recognized $4.5 million of revenue related to the Collaboration Agreement. As of March 31, 2023, there is $4.1 million and $1.2 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement. All costs associated with the Collaboration Agreement are recorded in research and development expense in the condensed consolidated statements of operations.

“Unbilled receivables” of $1.8 million and $4.1 million was included within “Other receivables” in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Reductions	March 31, 2023
Contract liabilities:
Deferred revenue	$7,660	$—	$(2,343)	$5,317
Totals	$7,660	$—	$(2,343)	$5,317
As of March 31, 2023, the Company had not received any milestone or royalty payments under the Collaboration Agreement.
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
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on the Company’s condensed consolidated balance sheets, and a success payment liability pursuant to an amended and restated loan and security agreement (the “Loan Agreement”) with Pacific Western Bank (“PWB”) (see Note 7, Term Loan).
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$167,379	$—	$—	$167,379
Total assets	$167,379	$—	$—	$167,379
Liabilities
Success payment liability	$—	$—	$1,591	$1,591
Total liabilities	$—	$—	$1,591	$1,591
The success payment liability was included within “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
There were no changes in valuation techniques during the three months ended March 31, 2023.
Success Payment Liability
The Company is obligated to pay to PWB a one-time success payment upon the occurrence of the Company achieving certain conditions defined in the Loan Agreement. The maximum aggregate success payment that could be payable by the Company is $1.6 million.

The following table reconciles the change in fair value of the success payment liability during the three months ended March 31, 2023 based on Level 3 inputs (in thousands):

Three Months Ended March 31, 2023
Balance at December 31, 2022	$570
Additions	—
Change in fair value	1,021
Balance at March 31, 2023	$1,591
The success payment liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company models the value of the liability based on several key variables, including probability of event occurrence and timing of event occurrence.
The fair value of the success payment liability was determined using a probability weighted expected return method, in which the probability and timing of potential future events is considered in order to estimate the fair value of the success payment liability as of each valuation date. Management determined the fair value of the success payment liability as of March 31, 2023 using the following significant unobservable inputs:

March 31, 2023
Probability of Success Fee Event	100%
Expected term (in years)	0.1
Discount rate	6.9%
Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement. The Company remeasured the liability at fair value with a corresponding increase of $1.0 million recorded to other expense, net for the three months ended March 31, 2023.
5. Restricted Cash and Cash Equivalents
The Company maintained restricted cash and cash equivalents of $21.2 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, $20.0 million of the restricted cash and cash equivalents balance represents an obligation under the term loan facility for the required minimum cash balance in PWB accounts. This became effective upon imminent achievement of the funding goal as required by the terms of the Loan Agreement (see Note 7, Term Loan). The remaining restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces. At March 31, 2023, $0.2 million of the Company’s restricted cash balance was included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in thousands)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$129,315	$147,868	$157,531	$143,711
Restricted cash and cash equivalents, current	—	207	91	91
Restricted cash and cash equivalents, non-current	1,214	21,011	1,208	1,208
Cash, cash equivalents and restricted cash and cash equivalents	$130,529	$169,086	$158,830	$145,010
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 were comprised as follows (in thousands):

	March 31, 2023	December 31, 2022
Manufacturing	$6,402	$6,674
Contract research	2,466	2,990
Employee compensation and benefits	1,400	3,135
Professional fees	816	613
Success payment liability	1,591	570
Other	646	170
Total accrued expenses and other current liabilities	$13,321	$14,152
7. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB was also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the

Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. As of March 31, 2023, the Company has drawn down $40.0 million of the Term Loans.
The outstanding notes payable balance under the Term Loans as of March 31, 2023 consists of the following (in thousands):

March 31, 2023
Principal	$40,000
Unamortized debt discount and issuance costs	(937)
Net carrying amount	$39,063
Subsequent to the interest-only period which ends on August 31, 2024, the Company is required to make equal monthly principal payments plus interest until the Term Loans mature on August 31, 2026. The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The Company recognized interest expense related to the Loan Agreement of $0.2 million during the three months ended March 31, 2023. The Company did not incur interest expense during the three months ended March 31, 2022.
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
The Company determined that the Success Fee constitutes a freestanding financial instrument and should be accounted for as a liability in connection with ASC 815, Derivatives and Hedging. The Company determined that the fair value of the Success Fee upon the closing date of the Loan Agreement and then marked to market the fair value of the Success Fee as of March 31, 2023.
All outstanding obligations under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain negative covenants, which among other things, restrict the Company from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring its assets, (v) making investments in any entities or instruments other than certain investments specified in the Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by the board of directors. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in the Company’s state of formation. On or before September 30, 2023, the Company was required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of the Company’s equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, the Company would be required to maintain at all times at least $20.0 million of otherwise unrestricted cash in accounts with PWB, included within “Restricted cash and cash equivalents” on our Balance Sheets. On April 17, 2023, the Company achieved the $50.0 million funding milestone, triggering the corresponding $20.0 million cash covenant, full payment of the Success Fee of $1.6 million, and the updated Amortization Date of August 31, 2024.
PWB has the right to accelerate all outstanding obligations of the Company under the Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement, and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of March 31, 2023, the Company had drawn both Term Loans and had $40.0 million outstanding principal.
In connection with the Loan Agreement the Company recorded a total of $1.6 million as a success fee liability as of March 31, 2023, that is contingent upon the occurrence of future events and will be payable to PWB upon the occurrence of those events. The initial valuation of the success fee recorded in connection with the Loan Agreement was recorded as a deferred asset on the Company’s balance sheet until the Company draws down on the Term Loans. Upon drawdown of the Term Loans the initial value of the Success Fee has been reclassified as a discount to the term loan payable. The unamortized balance of the Success Fee will be charged to interest expense over the remainder of the borrowing term.
8. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of March 31, 2023, no dividends on common stock had been declared by the Company.

On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (“SVB”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of March 31, 2023, the Company had sold an aggregate of 7,651,816 shares under the ATM Offering at an average price of $3.35 per share for net proceeds of $24.3 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of March 31, 2023, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for issuance as of March 31, 2023 and December 31, 2022 as follows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Shares reserved for exercises of outstanding stock options	6,665	5,244
Shares reserved for vesting of restricted stock units	323	323
Shares reserved for exercises of warrants	59	59
Shares reserved for future issuance under the 2021 Stock Incentive Plan	1,094	939
Total shares reserved for future issuance	8,141	6,565
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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by the Company that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. Effective January 1, 2022 and 2023, 1,380,397 and 1,575,753 additional shares, respectively, were automatically added to the shares reserved for issuance under the 2021 Plan pursuant to this evergreen provision.
As of March 31, 2023, there were 1,093,993 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective immediately prior to the effectiveness of the IPO. The Company initially reserved 244,000 shares of common stock for future issuance under the 2021 ESPP. The 2021 ESPP provides that an additional number of shares will automatically be added to the shares reserved for issuance on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 31, 2032. The number of shares added each year will be equal to the lowest of (i) 488,000 shares of common stock, (ii) 1% of the number of shares of outstanding common stock on such date, and (iii) such amount as determined by the board of directors. Effective January 1, 2023, 315,150 additional shares were automatically added to the shares reserved for issuance under the 2021 ESPP pursuant to the evergreen provision. The Company initiated its first offering period under the 2021 ESPP in December 2022.
The 2021 ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. The 2021 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2021 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimate the fair value of the common stock under the 2021 ESPP using a Black-Scholes valuation model. The fair value was estimate on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.7%); expected term (0.5 years); expected volatility (77.0%); and an expected dividend yield (—%). The Company recorded less than $0.1 million of stock-based compensation under the 2021 ESPP for the three months ended March 31, 2023. As of March 31, 2023, there was unrecognized stock-based compensation expense of less than $0.1 million related to the current ESPP offering period, which ends May 31, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,020	$781
General and administrative	1,088	964
Total stock-based compensation	$2,108	$1,745
RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.
The following table summarizes RSA activity during the three months ended March 31, 2023 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	81	$1.38
Granted	—	$—
Vested	(43)	$1.37
Forfeited	—	$—
Unvested at March 31, 2023	38	$1.38
As of March 31, 2023, there was unrecognized stock-based compensation expense related to unvested RSAs of less than $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.2 years.
The aggregate fair value of RSAs that vested during the three months ended March 31, 2023 and 2022, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.1 million and $0.5 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the three months ended March 31, 2023 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	323	$4.32
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2023	323	$4.32
As of March 31, 2023, there was unrecognized stock-based compensation expense related to unvested RSUs of $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 year.
No RSUs vested during the three months ended March 31, 2023 or 2022.

Stock Option Activity
During the three months ended September 30, 2022, the Company granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options vest only upon achievement of specified performance targets related to certain business objectives. As of March 31, 2023, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2022, the Company did not record any expense for these stock options from the date of issuance through March 31, 2023.
The fair value of stock options granted during the three months ended March 31, 2023 and 2022 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.9%	1.6%
Expected term (in years)	6.0	6.0
Dividend yield	—%	—%
Expected volatility	82.6%	76.0%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $1.48 and $7.54 per share, respectively.
The following table summarizes stock option activity during the three months ended March 31, 2023 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	5,244	$7.86	8.34
Granted	1,429	$2.05
Exercised	—	$—
Cancelled	(8)	$15.45
Outstanding at March 31, 2023	6,665	$6.60	8.61
Exercisable at March 31, 2023	2,011	$7.87	7.96
There were no stock option exercises during the three months ended March 31, 2023. The aggregate intrinsic fair value of stock options exercised during the three months ended March 31, 2022 was $0.3 million.
As of March 31, 2023, there was unrecognized stock-based compensation expense related to unvested stock options of $18.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
10. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend. The Company received cash payments under its sublease of approximately $0.4 million during the three months ended March 31, 2023. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit that is included within “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets as of March 31, 2023.
11. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-

average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2023	2022
Outstanding stock options	6,665	4,133
Unvested RSAs	38	234
Unvested RSUs	323	—
Warrants to purchase common stock	59	59
Total	7,085	4,426
12. Subsequent Events
In April 2023, the Success Fee Event occurred and, as such, the Company was obligated to pay the corresponding Success Fee to PWB, in accordance with the terms of the Loan Agreement. The Company removed the corresponding financial instrument for the success fee liability and paid the total $1.6 million upon occurrence of the Success Fee Event. Upon occurrence of the Success Fee Event, the Amortization Date was extended to August 31, 2024, thereby extending the due date for all unpaid principal and accrued and unpaid interest with respect to the Term Loans to August 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2022, or the Annual Report on Form 10-K, that was filed with the United States Securities and Exchange Commission, or SEC, on March 23, 2023. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
In April 2022, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (IFNα) INDUKINE molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria which we refer to as the Licensed Products. Under the Collaboration Agreement, we are initially responsible for certain pre-clinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an IND to the FDA. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022, and we are eligible to receive cost reimbursements for research services performed under the Collaboration Agreement. We are also eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities and from the upfront payment that we received from Jazz pursuant to the terms of the Collaboration Agreement. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. As of March 31, 2023, we had sold an aggregate of 7,651,816 shares under the ATM Offering at an average price of $3.35 per share for net proceeds of $24.3 million after deducting sales commissions and offering expenses.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of March 31, 2023, we had an accumulated deficit of $318.7 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Financial Operations Overview
Revenue
We have not generated any revenue to date from product sales and do not expect to do so in the near future. For the three months ended March 31, 2023, we recognized $4.5 million of revenue related to the Collaboration Agreement, of which $2.3 million related to the $15.0 million upfront payment received in April 2022 and $2.1 million related to costs incurred for research services to be reimbursed by Jazz. We had $5.3 million of deferred revenue as of March 31, 2023, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of March 31, 2023, we had not received any milestone or royalty payments under the Collaboration Agreement.
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
Our external development costs for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
WTX-124	$1,340	$2,231
WTX-330	1,664	2,133
JZP898 (formerly WTX-613)	1,573	1,002
WTX-712	73	—
Pre-development candidates	985	477
Total external development costs	$5,635	$5,843
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		$ Change
	2023	2022
Revenue:
Collaboration revenue	$4,464	$—	$4,464
Operating expenses:
Research and development	11,706	10,945	761
General and administrative	4,981	4,421	560
Total operating expenses	16,687	15,366	1,321
Operating loss	(12,223)	(15,366)	3,143
Other income:
Other expense, net	(1,106)	(16)	(1,090)
Interest income, net	1,347	39	1,308
Total other income	241	23	218
Net loss	$(11,982)	$(15,343)	$3,361

Revenue
Revenue was $4.5 million for the three months ended March 31, 2023, which is comprised of amortization of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz. There was no collaboration revenue in the three months ended March 31, 2022.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		$ Change
	2023	2022
Personnel	$4,009	$3,304	$705
Contract research	1,256	713	543
Lab consumables	1,196	891	305
Clinical trial costs	1,517	1,272	245
Manufacturing	2,862	3,858	(996)
Facilities	688	806	(118)
Other	178	101	77
Total research and development expenses	$11,706	$10,945	$761
Research and development expenses for the three months ended March 31, 2023 were $11.7 million, compared to $10.9 million for the three months ended March 31, 2022. The increase of $0.8 million was primarily due to:
•$0.7 million of increased personnel costs, including $0.2 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of clinical development personnel;
•$0.5 million of increased contract research costs primarily related to expanded discovery efforts; and
•$0.3 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount.
These increases were partially offset by $1.0 million of decreased manufacturing expense related to costs incurred with contract manufacturing organizations to support the production of preclinical and current and future clinical trial materials associated with our product candidates WTX-124, WTX-330 and JZP898 (formerly WTX-613).

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		$ Change
	2023	2022
Personnel	$2,540	$2,257	$283
Professional services	1,083	817	266
Corporate insurance	684	733	(49)
Facility costs	322	315	7
IT costs	142	125	17
Other	210	174	36
Total general and administrative expenses	$4,981	$4,421	$560
General and administrative expenses were $5.0 million for the three months ended March 31, 2023, compared to $4.4 million for the three months ended March 31, 2022. The increase of $0.6 million was primarily due to increased personnel and legal costs to support the increasing size and complexity of our research, development, and manufacturing activities.
Other Expense, Net
During the three months ended March 31, 2023, other expense, net increased to $1.1 million from less than $0.1 million for the three months ended March 31, 2022. This increase was primarily due to a loss on the adjustment of the success payment liability incurred during the three months ended March 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2023 primarily through aggregate cash proceeds from convertible promissory notes of $11.0 million, gross proceeds from private placements of our convertible preferred stock of $116.3 million, net proceeds from our IPO of $109.2 million, a non-refundable upfront payment of $15.0 million received in connection with the Collaboration Agreement, $9.4 million of expense reimbursements from Jazz pursuant to the Collaboration Agreement, net proceeds from our ATM Offering of $24.3 million and the drawdown of $40.0 million of Term Loans.
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
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, or the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024 (which may be extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement, or the Amortization Date, and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. On March 15, 2023, we drew down $40.0 million of the Term Loans.
The Term Loans bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.50%. If the prime rate changes throughout the term, the interest rate is adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The Loan Agreement provides for interest-only payments until the Amortization Date, at which time the aggregate outstanding principal balance of the Term Loans is required to be repaid in monthly installments on a 24-month repayment schedule. All unpaid principal and accrued and unpaid interest with respect to the Term Loans is due and payable in full on August 31, 2026. At our option, we may elect to prepay all, or any part, of the outstanding Term Loans at any time without premium or penalty.
We are obligated to pay PWB a fee in the event of certain corporate transactions equal to either (i) the greater of (a) $200,000 and (b) 2.00% of the amount drawn under the Term Loans for a transaction occurring on or prior to March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $400,000 and (b) 4.00% of the amount drawn under the Term Loans, which fee is referred to as a Success Fee, upon the occurrence of a Success Fee Event (as defined in the Loan Agreement). In April 2023, the Success Fee Event occurred and, as such, we became obligated to pay the corresponding Success Fee to PWB, in accordance with the terms of the Loan Agreement. We removed the corresponding financial instrument for the Success Fee liability and paid the total $1.6 million upon occurrence of the Success Fee Event.

Upon occurrence of the Success Fee Event, the Amortization Date was extended to August 31, 2024, thereby extending the due date for all unpaid principal and accrued and unpaid interest with respect to the Term Loans to August 31, 2026.
Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, maintenance of good standing and government compliance in our state of formation. We maintain at least $20.0 million of otherwise unrestricted cash in accounts with PWB, included within “Restricted cash and cash equivalents” on our Balance Sheets, which we are required to maintain at all times pursuant to the terms of the Loan Agreement. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
ATM Offering
On May 10, 2022, we entered the Sales Agreement with SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of March 31, 2023, we had sold an aggregate of 7,651,816 shares under the ATM Offering at an average price of $3.35 per share for net proceeds of $24.3 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $318.7 million through March 31, 2023. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
As of March 31, 2023, we had cash and cash equivalents of $147.9 million. We expect that our existing cash and cash equivalents, together with anticipated collaboration revenue, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(9,898)	$(13,951)
Investing activities	(168)	(28)
Financing activities	48,623	159
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$38,557	$(13,820)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $9.9 million, compared to $14.0 million for the three months ended March 31, 2022. This decrease of $4.1 million was primarily attributable to a decrease of $3.4 million in net loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Decreased net loss was primarily driven by revenue recorded under the Collaboration Agreement for the three months ended March 31, 2023. There was no collaboration revenue in the three months ended March 31, 2022.
 Investing Activities
Net cash used in investing activities for each of the three months ended March 31, 2023 was $0.2 million, compared to less than $0.1 million for the three months ended March 31, 2022.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $48.6 million, compared to $0.2 million for the three months ended March 31, 2022. Cash provided by financing activities for the three months ended March 31, 2023 primarily consisted of proceeds from the $40.0 million drawdown of the Term Loans and proceeds from our ATM Offering during the period.

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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of March 31, 2023, we had drawn the Term Loans for a total principal of $40.0 million. Upon achievement of the Loan Agreement’s funding milestone, the maturity date of the Term Loans was extended to August 31, 2026. Interest-only payments are to be made until August 31, 2024, at which point the interest-only period lapses and consecutive equal payments of principal are due along with interest. The Term Loans bear interest at a floating annual rate equal to the greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 as our prior headquarters are approximately $0.9 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, to sublease the entirety of this space. The annual rent from the subleased premises will be approximately $1.1 million in the first year and $1.0 million in the second year, which is greater than the annual rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $17.4 million.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to, accrued expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and future growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $12.0 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $318.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of March 31, 2023, we had cash and cash equivalents of $147.9 million. We expect that our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
All outstanding obligations under the Loan Agreement are secured by our personal property (exclusive of any intellectual property), and are subject to acceleration upon an event of default. Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. We maintain at least $20.0 million of otherwise unrestricted cash in accounts with PWB, included within “Restricted cash and cash equivalents” on our Balance Sheets,
Our financial obligations and contractual commitments under the Loan Agreement could have significant adverse consequences, including:
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
On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On March 13, 2023, the FDA issued a Federal Register notice describing how the termination of the public health emergency will impact its COVID-19 related guidance, including the clinical trial guidance and updates thereto.
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Alkermes Plc, Anaveon AG, Anwita Biosciences, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., Merck & Co., Medicenna Therapeutics Corp., F. Hoffmann-La Roche AG, or Roche, Synthekine, Inc., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Oncorus, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited, or Takeda), Philogen S.p.A., OncoSec Medical Incorporated, Sonnet BioTherapeutics, Inc., Xilio Therapeutics, Inc. and Zymeworks Inc.
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
As of March 31, 2023, we had 46 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
In addition, unfavorable economic conditions both inside and outside the U.S., including, without limitation, heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, banking disruptions, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an increase in our costs and expenses, including an increase in financing costs, and restrictions on our access to potential sources of future capital. If we are unable to raise additional capital when needed or on attractive terms, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. Further, we hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions, and if a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of any uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. Any of the foregoing could harm our business, future revenue and financial condition.
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
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until May 5, 2023, our stock price has ranged from $1.39 to $21.67. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
As of May 5, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned in the aggregate approximately 48.3% of our outstanding common stock.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the Loan Agreement and any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100.0 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
As of March 31, 2023, we have used approximately $106.5 million of the net proceeds from the IPO.
Item 5. Other Information
Departure of Directors or Certain Officers
On May 9, 2023, Reid Leonard, Ph.D., notified us of his intent to retire from his position as Chief Operating Officer of the Company, effective as of June 30, 2023.

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

10.1
First Amendment to Amended and Restated Loan and Security Agreement, dated as of March 16, 2023, by and between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.1to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2023.

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

WEREWOLF THERAPEUTICS, INC.

Date: May 11, 2023	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)