Form 10-Q
period 2023-06-30
Werewolf Therapeutics, Inc.
filed 2023-08-10
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 35,658,050 shares of common stock, $0.0001 par value per share, outstanding.

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
•our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available; and
•developments and expectations regarding developments and projections relating to our competitors and our industry.
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
•We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue from product sales or become profitable or, if we achieve profitability, we may not be able to sustain it.
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
•Manufacturing INDUKINE molecules is subject to risk since they are a novel class of multi-domain biologics that include protease cleavable linkers, and they have never been produced on a commercial scale. We may be unable to manufacture INDUKINE molecules at the scale needed for clinical development and commercial production on a timely basis or at all.
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
•We are developing WTX-124, and could develop WTX-330 and potentially future product candidates, in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
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
•We have identified a material weakness in our internal control over financial reporting, and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2023. Our inability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$137,452	$129,315
Prepaid expenses and other current assets	3,020	3,957
Other receivables	6,927	6,928
Total current assets	147,399	140,200
Property and equipment, net	8,381	8,988
Restricted cash and cash equivalents	21,015	1,214
Operating lease right of use asset	7,788	8,463
Other non-current assets	652	1,380
Total assets	$185,235	$160,245
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,490	$1,221
Accrued expenses and other current liabilities	9,940	14,152
Operating lease liability, current	1,970	2,084
Deferred revenue, current	1,606	6,532
Total current liabilities	15,006	23,989
Operating lease liability, net of current portion	11,705	12,600
Deferred revenue, net of current portion	783	1,128
Notes payable, net of discount and issuance costs	39,142	—
Other liabilities	—	191
Total liabilities	66,636	37,908
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2023 and December 31, 2022; 35,642 and 31,515 shares issued as of June 30, 2023 and December 31, 2022, respectively; 35,642 and 31,434 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	442,381	429,039
Accumulated deficit	(323,785)	(306,705)
Total stockholders’ equity	118,599	122,337
Total liabilities and stockholders’ equity	$185,235	$160,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$8,081	$4,148	$12,545	$4,148
Operating expenses:
Research and development	9,583	13,887	21,289	24,832
General and administrative	4,565	5,233	9,546	9,654
Total operating expenses	14,148	19,120	30,835	34,486
Operating loss	(6,067)	(14,972)	(18,290)	(30,338)
Other income:
Other expense, net	(25)	281	(1,131)	265
Interest income, net	994	97	2,341	136
Total other income	969	378	1,210	401
Net loss	$(5,098)	$(14,594)	(17,080)	(29,937)
Net loss per share, basic and diluted	$(0.14)	$(0.53)	$(0.49)	$(1.09)
Weighted-average common shares outstanding, basic and diluted	35,558	27,517	35,173	27,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,515	$3	$429,039	$(306,705)	$122,337
Issuance of common stock from at the market offering, net of issuance costs of $103	3,824	—	8,610	—	8,610
Stock-based compensation expense	—	—	2,108	—	2,108
Net loss	—	—	—	(11,982)	(11,982)
Balance at March 31, 2023	35,339	3	439,757	(318,687)	121,073
Issuance of common stock from at the market offering, net of issuance costs of $31	272	—	644	—	644
Issuance of common stock under Employee Stock Purchase Plan	29	—	45	—	45
Stock-based compensation expense	—	—	1,930	—	1,930
Stock option exercises	2	—	5	—	5
Net loss	—	—	—	(5,098)	(5,098)
Balance at June 30, 2023	35,642	3	442,381	(323,785)	118,599

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	27,608	$2	$405,680	$(252,895)	$152,787
Stock-based compensation expense	—	—	1,745	—	1,745
Stock option exercises	46	—	129	—	129
Net loss	—	—	—	(15,343)	(15,343)
Balance at March 31, 2022	27,654	2	407,554	(268,238)	139,318
Issuance of common stock from at the market offering, net of issuance costs of $314	801	—	3,339	—	3,339
Stock-based compensation expense	—	—	1,777	—	1,777
Stock option exercises	1	—	1	—	1
Net loss	—	—	—	(14,594)	(14,594)
Balance at June 30, 2022	28,456	$2	$412,671	$(282,832)	$129,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(17,080)	$(29,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,038	3,522
Depreciation expense	859	283
Non-cash interest expense	92	—
Non-cash lease expense	675	961
Change in fair value of success payment liability	(1,030)	262
Amortization of debt issuance costs	60	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	863	(2,726)
Other receivables	1	(2,220)
Other non-current assets	—	(1,206)
Accounts payable	345	132
Accrued expenses and other current liabilities	(3,171)	3,528
Deferred revenue	(5,271)	13,071
Operating lease liability	(1,009)	(115)
Other liabilities	(191)	191
Net cash used in operating activities	(20,819)	(14,254)
Investing activities:
Purchases of property and equipment	(350)	(1,139)
Net cash used in investing activities	(350)	(1,139)
Financing activities:
Proceeds from at the market offering of common stock	9,388	3,653
Proceeds from drawdown of term loans	40,000	—
Payment of equity issuance costs	(123)	(239)
Proceeds from issuances under Employee Stock Purchase Plan	45	—
Proceeds from stock option exercises	5	160
Net cash provided by financing activities	49,315	3,574
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	28,146	(11,819)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	130,529	158,830
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$158,675	$147,011
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$13	$1,881
Issuance costs in accounts payable and accrued expenses	$15	$75
Cash paid for interest	$742	$—
Stock option exercise receivables in prepaid expenses and other current assets	$—	$(30)
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
The Company had cash and cash equivalents of $137.5 million at June 30, 2023. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC (the “Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, is unaudited. The December 31, 2022 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023.
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
3. Jazz Collaboration and License Agreement
In April 2022, the Company entered into an exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which the Company granted Jazz certain licenses to develop and commercialize products containing the Company’s Interferon alpha (“IFNα”) INDUKINE™ molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, the Company is responsible for certain pre-clinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse the Company for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”). Jazz received IND application clearance for JZP898 in July 2023.
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
Identification of Promises and Performance Obligations
The Company has concluded that the exclusive license to its intellectual property, JZP898, and the non-exclusive corresponding “know-how” are not capable of being distinct from the other promises within the contract, and as such, the Company has determined that the license and “know-how” combined with the other research and development services and supply represent a single combined performance obligation.
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
Recognition of Revenue
For the six months ended June 30, 2023, using the cost-to-cost input method, which best depicts the research services performed for the customer, the Company recognized $12.5 million of revenue related to the Collaboration Agreement. As of June 30, 2023, there is $1.6 million and $0.8 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement. All costs associated with the Collaboration Agreement are recorded in research and development expense in the condensed consolidated statements of operations.

“Unbilled receivables” of $5.2 million and $4.1 million was included within “Other receivables” in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Reductions	June 30, 2023
Contract liabilities:
Deferred revenue	$7,660	$—	$(5,271)	$2,389
Totals	$7,660	$—	$(5,271)	$2,389
As of June 30, 2023, the Company had not received any milestone or royalty payments under the Collaboration Agreement.
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
Assets measured at fair value on a recurring basis as of June 30, 2023 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$152,132	$—	$—	$152,132
Total assets	$152,132	$—	$—	$152,132
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$128,812	$—	$—	$128,812
Total assets	$128,812	$—	$—	$128,812
Liabilities
Success payment liability	$—	$—	$570	$570
Total liabilities	$—	$—	$570	$570
The success payment liability was included within “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets as of December 31, 2022.
There were no changes in valuation techniques during the three or six months ended June 30, 2023. There were no liabilities measured at fair value on a recurring basis as of June 30, 2023.
Success Payment Liability
The Company was obligated to pay to PWB a one-time success payment of up to $1.6 million upon the occurrence of the Company achieving certain conditions defined in the Loan Agreement. The Success Fee Event (as defined in the Loan Agreement) occurred during the second quarter of 2023, resulting in the immediate payment in full of the required Success Fee (as defined in Note 7 below).

The following table reconciles the change in fair value of the success payment liability during the six months ended June 30, 2023 based on Level 3 inputs (in thousands):

Six Months Ended June 30, 2023
Balance at December 31, 2022	$570
Additions	—
Change in fair value	1,030
Payment at Success Event	(1,600)
Balance at June 30, 2023	$—
The success payment liability is stated at fair value and was previously considered Level 3 because its fair value measurement was based, in part, on significant inputs not observed in the market. Upon completion of the Success Fee Event, the Company removed the corresponding financial instrument for the success fee liability and paid the total $1.6 million. Prior to repayment, the Company remeasured the liability at fair value with a corresponding increase of $1.0 million recorded to other expense, net for the six months ended June 30, 2023.
5. Restricted Cash and Cash Equivalents
The Company maintained restricted cash and cash equivalents of $21.2 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, $20.0 million of the restricted cash and cash equivalents balance represents an obligation under the term loan facility for the required minimum cash balance in PWB accounts. This became effective upon imminent achievement of the funding goal as required by the terms of the Loan Agreement (see Note 7, Term Loan). The remaining restricted cash amounts are comprised solely of letters of credit required pursuant to the Company’s leased office spaces. At June 30, 2023, $0.2 million of the Company’s restricted cash balance was included within “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in thousands)	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$129,315	$137,452	$157,531	$145,712
Restricted cash and cash equivalents, current	—	208	91	91
Restricted cash and cash equivalents, non-current	1,214	21,015	1,208	1,208
Cash, cash equivalents and restricted cash and cash equivalents	$130,529	$158,675	$158,830	$147,011
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 were comprised as follows (in thousands):

	June 30, 2023	December 31, 2022
Manufacturing	$4,501	$6,674
Contract research	2,212	2,990
Employee compensation and benefits	2,222	3,135
Professional fees	458	613
Success payment liability	—	570
Other	547	170
Total accrued expenses and other current liabilities	$9,940	$14,152
7. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB was also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. As of June 30, 2023, the Company has drawn down $40.0 million of the Term Loans.
The outstanding notes payable balance under the Term Loans as of June 30, 2023 consists of the following (in thousands):

June 30, 2023
Principal	$40,000
Unamortized debt discount and issuance costs	(858)
Net carrying amount	$39,142

Subsequent to the interest-only period, which ends on August 31, 2024, the Company is required to make equal monthly principal payments plus interest until the Term Loans mature on August 31, 2026. The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The Company recognized interest expense related to the Loan Agreement of $0.9 million and $1.0 million during the three and six months ended June 30, 2023, respectively. The Company did not incur interest expense during the three and six months ended June 30, 2022.
The Company was obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $0.2 million and (b) 2.0% of the amount drawn under the Term Loans, for a transaction occurring on or before March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $0.4 million and (b) 4.0% of the amount drawn under the Term Loans (the “Success Fee”). The Success Fee Event occurred during the second quarter of 2023, resulting in the immediate payment in full of the $1.6 million required Success Fee, and resulting in a total of $0.0 million as a success fee liability as of June 30, 2023.
All outstanding obligations under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain negative covenants, which among other things, restrict the Company from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring its assets, (v) making investments in any entities or instruments other than certain investments specified in the Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by the board of directors. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in the Company’s state of formation. On or before September 30, 2023, the Company was required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of the Company’s equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, the Company is required to maintain at all times at least $20.0 million of otherwise unrestricted cash in accounts with PWB, which is included within “Restricted cash and cash equivalents” on our Balance Sheets. On April 17, 2023, the Company achieved the $50.0 million funding milestone, triggering the corresponding $20.0 million cash covenant, full payment of the Success Fee of $1.6 million, and the updated Amortization Date of August 31, 2024.
PWB has the right to accelerate all outstanding obligations of the Company under the Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement, and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of June 30, 2023, the Company had drawn both Term Loans and had $40.0 million outstanding principal.

8. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2023, no dividends on common stock had been declared by the Company.
On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (“SVB”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of June 30, 2023, the Company had sold an aggregate of 7,923,848 shares under the ATM Offering at an average price of $3.33 per share for net proceeds of $25.0 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of June 30, 2023, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Shares reserved for exercises of outstanding stock options	6,746	5,244
Shares reserved for vesting of restricted stock units	317	323
Shares reserved for exercises of warrants	59	59
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	530	244
Shares reserved for future issuance under the 2021 Stock Incentive Plan	1,017	939
Total shares reserved for future issuance	8,669	6,809

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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by the Company that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. Effective January 1, 2022 and 2023, 1,380,397 and 1,575,753 additional shares, respectively, were automatically added to the shares reserved for issuance under the 2021 Plan pursuant to this evergreen provision.
As of June 30, 2023, there were 1,017,062 shares available for future issuance under the 2021 Plan.
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
The 2021 ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. The 2021 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2021 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2021 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (3.8%); expected term (0.5 years); expected volatility (92.7%); and an expected dividend yield (0%). The Company recorded less than $0.1 million of stock-based compensation under the 2021 ESPP for the three and six months ended June 30, 2023. As of June 30, 2023, there was unrecognized stock-based compensation expense of less than $0.1 million related to the most recent ESPP offering period, which ended May 31, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,019	$806	$2,039	$1,587
General and administrative	911	971	1,999	1,936
Total stock-based compensation	$1,930	$1,777	$4,038	$3,523

RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.
The following table summarizes RSA activity during the six months ended June 30, 2023 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	81	$1.38
Granted	—	$—
Vested	(81)	$1.38
Forfeited	—	$—
Unvested at June 30, 2023	0	$1.38
As of June 30, 2023, there was unrecognized stock-based compensation expense related to unvested RSAs of $0.
The aggregate fair value of RSAs that vested during the three months ended June 30, 2023 and 2022, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.1 million and $0.3 million, respectively. The aggregate fair value of RSAs that vested during the six months ended June 30, 2023 and 2022, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.2 million and $0.8 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the six months ended June 30, 2023 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	323	$4.32
Granted	—	$—
Vested	—	$—
Forfeited	(6)	$4.97
Unvested at June 30, 2023	317	$4.32
As of June 30, 2023, there was unrecognized stock-based compensation expense related to unvested RSUs of $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.7 year.
No RSUs vested during the three or six months ended June 30, 2023 or 2022.
Stock Option Activity
During the three months ended September 30, 2022, the Company granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options vest only upon achievement of specified performance targets related to certain business objectives. As of June 30, 2023, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2023, the Company did not record any expense for these stock options from the date of issuance through June 30, 2023.
The fair value of stock options granted during the three and six months ended June 30, 2023 and 2022 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.8%	3.0%	3.9%	1.9%
Expected term (in years)	5.7	5.8	6.0	6.0
Dividend yield	—%	—%	—%	—%
Expected volatility	82.6%	77.5%	82.6%	76.3%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2023 and 2022 was $2.24 and $2.48 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $1.55 and $6.25 per share, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2023 (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	5,244	$7.86	8.34
Granted	1,560	$2.14
Exercised	(2)	$2.05
Cancelled	(56)	$9.06
Outstanding at June 30, 2023	6,746	$6.53	8.37
Exercisable at June 30, 2023	2,457	$7.58	7.96
The aggregate intrinsic fair value of stock options exercised during the three months ended June 30, 2023 and 2022 was less than $0.1 million in both periods. The aggregate intrinsic fair value of stock options exercised during the six months ended June 30, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively.
As of June 30, 2023, there was unrecognized stock-based compensation expense related to unvested stock options of $16.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
10. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend. The Company received cash payments under its sublease of approximately $0.8 million during the six months ended June 30, 2023. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit that is included within “Accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets as of June 30, 2023.
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

	June 30,
	2023	2022
Outstanding stock options	6,746	4,383
Unvested RSAs	—	178
Unvested RSUs	317	236
Warrants to purchase common stock	59	59
Total	7,122	4,856

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
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types. In the second quarter of 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our investigational new drug application, or IND, for WTX-124. In the third quarter of 2022, the first patient was dosed in a Phase 1/1b clinical trial to evaluate WTX-124 as a monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with advanced or metastatic solid tumors, with initial data anticipated in the fourth quarter of 2023. In the fourth quarter of 2022, we received clearance from the FDA for our IND for WTX-330. In the first quarter of 2023, the first patient was dosed in a Phase 1 clinical trial to evaluate the safety and tolerability of WTX-330 in patients with advanced or metastatic solid tumors or lymphoma resistant to checkpoint inhibitors or for which checkpoint inhibitors are not approved.
In April 2022, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (IFNα) INDUKINE molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria which we refer to as the Licensed Products. Under the Collaboration Agreement, we are initially responsible for certain pre-clinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an IND to the FDA. Jazz received IND application clearance for JZP898 in July 2023. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022, and we are eligible to receive cost reimbursements for research services performed under the Collaboration Agreement. We are also eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities and from the upfront payment that we received from Jazz pursuant to the terms of the Collaboration Agreement. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. As of June 30, 2023, we had sold an aggregate of 7,923,848 shares under the ATM Offering at an average price of $3.33 per share for net proceeds of $25.0 million after deducting sales commissions and offering expenses.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of June 30, 2023, we had an accumulated deficit of $323.8 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Financial Operations Overview
Revenue
We have not generated any revenue to date from product sales and do not expect to do so in the near future. For the six months ended June 30, 2023, we recognized $12.5 million of revenue related to the Collaboration Agreement, of which $5.3 million related to the $15.0 million upfront payment received in April 2022 and $7.3 million related to costs incurred for research services to be reimbursed by Jazz. We had $2.4 million of deferred revenue as of June 30, 2023, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of June 30, 2023, we had not received any milestone or royalty payments under the Collaboration Agreement.
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
Our external development costs (credits) for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
WTX-124	$(786)	$3,038	$554	$5,269
WTX-330	(1,013)	3,229	1,221	5,362
JZP898 (formerly WTX-613)	4,595	1,180	6,169	2,182
WTX-712	545	—	618	—
Pre-development candidates	444	995	858	1,472
Total external development costs	$3,785	$8,442	$9,420	$14,285
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330, complete pre-clinical requirements for WTX-712, and continue to discover and develop additional product candidates. As a result of our entry into the

Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 will generally be reimbursed by Jazz.
The decrease in development costs in the three months ended June 30, 2023, for WTX-124 and WTX-330 is primarily due to a decrease in manufacturing costs incurred with contract manufacturing organizations to support the production of preclinical, current, and future clinical trial materials, and favorable adjustments recognized during the quarter upon the closeout of completed purchase orders, as more fully described below under “Results of Operations – Research and Development Expenses.”
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
Interest Income, Net
Interest income, net consists of interest income earned from our cash and cash equivalents, net of interest expense incurred from our Loan Agreement with PWB.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$ Change
	2023	2022
Revenue:
Collaboration revenue	$8,081	$4,148	$3,933
Operating expenses:
Research and development	9,583	13,887	(4,304)
General and administrative	4,565	5,233	(668)
Total operating expenses	14,148	19,120	(4,972)
Operating loss	(6,067)	(14,972)	8,905
Other income:
Other income (expense), net	(25)	281	(306)
Interest income, net	994	97	897
Total other income	969	378	591
Net loss	$(5,098)	$(14,594)	$9,496

Revenue
Revenue was $8.1 million for the three months ended June 30, 2023, which is comprised of amortization of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz. There was $4.1 million in collaboration revenue in the three months ended June 30, 2022. This $3.9 million increase in collaboration revenue is driven by an increase in reimbursable costs, pertaining to consumable materials used in research and development activities.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$ Change
	2023	2022
Personnel	$3,757	$3,897	$(140)
Contract research	1,180	1,981	(801)
Lab consumables	1,114	753	361
Clinical trial costs	1,817	1,426	391
Manufacturing	788	5,035	(4,247)
Facilities	705	640	65
Other	222	155	67
Total research and development expenses	$9,583	$13,887	$(4,304)
Research and development expenses for the three months ended June 30, 2023 were $9.6 million, compared to $13.9 million for the three months ended June 30, 2022. The decrease of $4.3 million was primarily due to:
•$4.2 million of decreased manufacturing costs driven by a decrease of $3.1 million to costs incurred with contract manufacturing organizations to support the production of preclinical, current, and future clinical trial materials associated with candidates WTX-124, WTX-330, WTX-712, and JZP898, and $1.1 million of favorable adjustments recognized during the quarter upon the closeout of completed purchase orders; and
•$0.8 million of decreased contract research costs, driven by significant proof-of-concept (or “POC”) costs in the prior year for WTX-330 and JZP898 compared to current period POC costs for WTX-712;
•$0.4 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount; and
•$0.4 million of increased clinical trial costs, primarily related to expansion of sites for both WTX-124 and WTX-330.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$ Change
	2023	2022
Personnel	$2,235	$2,257	$(22)
Professional services	1,123	1,329	(206)
Corporate insurance	447	716	(269)
Facility costs	274	410	(136)
IT costs	169	176	(7)
Other	317	345	(28)
Total general and administrative expenses	$4,565	$5,233	$(668)
General and administrative expenses were $4.6 million for the three months ended June 30, 2023, compared to $5.2 million for the three months ended June 30, 2022. The decrease of $0.7 million was primarily due to a reduction in insurance premiums in the current period and less utilization of advisory/legal costs in maintaining day-to-day operations.
Other Income (Expense), Net
During the three months ended June 30, 2023, other income (expense), net decreased to less than $(0.1) million from $0.3 million for the three months ended June 30, 2022. This decrease was primarily due to the final fair value adjustment of the success payment liability during the three months ended June 30, 2023, immediately preceding the payment to PWB upon the Success Fee Event (as described below under “Liquidity and Capital Resources – Term Loan Facility”).

Interest Income, Net
Interest income was $1.0 million for the three months ended June 30, 2023, compared to less than $0.1 million for the three months ended June 30, 2022. This increase in interest income was primarily as a result of higher interest rates in 2023.

Results of Operations
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$ Change
	2023	2022
Revenue:
Collaboration revenue	$12,545	$4,148	$8,397
Operating expenses:
Research and development	21,289	24,832	(3,543)
General and administrative	9,546	9,654	(108)
Total operating expenses	30,835	34,486	(3,651)
Operating loss	(18,290)	(30,338)	12,048
Other income:
Other income (expense), net	(1,131)	265	(1,396)
Interest income, net	2,341	136	2,205
Total other income	1,210	401	809
Net loss	$(17,080)	$(29,937)	$12,857

Revenue
Revenue was $12.5 million for the six months ended June 30, 2023, which is comprised of amortization of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz. There was $4.1 million in collaboration revenue in the six months ended June 30, 2022. This $8.4 million increase in collaboration revenue is driven by an increase in reimbursable costs, pertaining to consumable materials used in research and development activities.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$ Change
	2023	2022
Manufacturing	$3,650	$8,893	$(5,243)
Personnel	7,767	7,201	566
Contract research organization	2,436	2,694	(258)
Clinical trial costs	3,334	2,698	636
Facilities	1,393	1,446	(53)
Lab consumables	2,310	1,644	666
Other	399	256	143
Total research and development expenses	$21,289	$24,832	$(3,543)
Research and development expenses for the six months ended June 30, 2023 were $21.3 million, compared to $24.8 million for the six months ended June 30, 2022. The decrease of $3.5 million was primarily due to:
•$5.2 million of decreased manufacturing costs driven by a decrease of $3.8 million in costs incurred with contract manufacturing organizations to support the production of preclinical, current, and future clinical trial materials associated with candidates WTX-124, WTX-330, WTX-712, and JZP898, and $1.4 million of favorable adjustments recognized during the quarter upon the closeout of completed purchase orders;
•$0.7 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount;
•$0.6 million of increased personnel costs, including $0.5 million of increased stock-based compensation expense, primarily due to increased headcount associated with expanded discovery efforts as well as the hiring of a clinical development team; and
•$0.6 million of increased clinical trial costs due to expansion of clinical sites for WTX-124 and WTX-330.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$ Change
	2023	2022
Personnel	$4,775	$4,514	$261
Facilities	596	725	(129)
Professional services	2,206	2,146	60
Corporate insurance	1,131	1,450	(319)
IT costs	312	301	11
Other	526	518	8
Total general and administrative expenses	$9,546	$9,654	$(108)
General and administrative expenses were $9.5 million for the six months ended June 30, 2023, compared to $9.7 million for the six months ended June 30, 2022. The decrease of $0.1 million was primarily due to
•$0.3 million of decreased corporate insurance costs, driven by reduction in associated premiums; and
•$0.3 million of increased personnel costs, including less than $0.1 million of increased stock-based compensation expense, due to increased headcount to support operating as a public company.
Other Income (Expense), Net
During the six months ended June 30, 2023, other expense, net decreased to $(1.1) million from $0.3 million for the six months ended June 30, 2022. This decrease was primarily due to the loss on fair value adjustments of the success payment liability incurred during the six months ended June 30, 2023
Interest Income, Net
Interest income was $2.3 million the six months ended June 30, 2023, compared to $0.1 million for the six months ended June 30, 2022. This increase in interest income was primarily as a result of higher interest rates in 2023.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2023 primarily through aggregate cash proceeds from convertible promissory notes of $11.0 million, gross proceeds from private placements of our convertible preferred stock of $116.3 million, net proceeds from our IPO of $109.2 million, a non-refundable upfront payment of $15.0 million received in connection with the Collaboration Agreement, $11.2 million of expense reimbursements from Jazz pursuant to the Collaboration Agreement, net proceeds from our ATM Offering of $25.0 million and the drawdown of $40.0 million of Term Loans.
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
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, or the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024 (which was extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement), or the Amortization Date, and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. On March 15, 2023, we drew down $40.0 million of the Term Loans.
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
We were obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $200,000 and (b) 2.00% of the amount drawn under the Term Loans for a transaction occurring on or prior to March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $400,000 and (b) 4.00% of the amount drawn under the Term Loans, which fee is referred to as a Success Fee, upon the occurrence of a Success Fee Event (as defined in the Loan Agreement). In April 2023, the Success Fee Event occurred and, as such, we became obligated to pay the corresponding Success Fee to PWB, in accordance with the terms of the Loan Agreement. We removed the corresponding financial instrument for the Success Fee liability and paid the total $1.6 million upon occurrence of the Success Fee Event. Upon occurrence of the Success Fee Event, the Amortization Date was extended to August 31, 2024, thereby extending the due date for all unpaid principal and accrued and unpaid interest with respect to the Term Loans to August 31, 2026.
Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, maintenance of good standing and government compliance in our state of formation. We maintain at least $20.0 million of cash in PWB accounts, included within “Restricted cash and cash equivalents” on our Balance Sheets, which we are required to maintain at all times pursuant to the terms of the Loan Agreement. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
ATM Offering
On May 10, 2022, we entered the Sales Agreement with SVB, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. The Sales Agreement provides that SVB will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of June 30, 2023, we had sold an aggregate of 7,923,848 shares under the ATM Offering at an average price of $3.33 per share for net proceeds of $25.0 million after deducting sales commissions and offering expenses.
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
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $323.8 million through June 30, 2023. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
As of June 30, 2023, we had cash and cash equivalents of $137.5 million. We expect that our existing cash and cash equivalents, together with anticipated collaboration revenue, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(20,819)	$(14,254)
Investing activities	(350)	(1,139)
Financing activities	49,315	3,574
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$28,146	$(11,819)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $20.8 million, compared to $14.3 million for the six months ended June 30, 2022. This increase of $6.6 million was primarily attributable to the $18.3 million difference in the change to deferred revenue during each period. For the six months ended June 30, 2023, deferred revenue decreased $5.2 million due to the continued progress in Jazz collaboration research, compared to an increase of $13.1 million for six months ended June 30, 2022 related to the non-refundable upfront cash payment at the inception of the Collaboration Agreement. This was partially offset by a decrease in net loss for the comparable periods of $12.9 million, primarily driven by increased revenue recorded under the Collaboration Agreement for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
 Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $0.4 million, compared to $1.1 million for the six months ended June 30, 2022. This decrease was driven by high capital expenditures in the second quarter of 2022 related to leasehold improvements for our new headquarters, which was established in May 2022.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $49.3 million, compared to $3.6 million for the six months ended June 30, 2022. Cash provided by financing activities for the six months ended June 30, 2023 primarily consisted of proceeds from the $40.0 million drawdown of the Term Loans and proceeds from our ATM Offering during the period, which included $5.7 million of additional ATM offering proceeds in comparison to those for the six months ended June 30, 2022.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of June 30, 2023, we had drawn the Term Loans for a total principal of $40.0 million. Upon achievement of the Loan Agreement’s funding milestone, the maturity date of the Term Loans was extended to August 31, 2026. Interest-only payments are to be made until August 31, 2024, at which point the interest-only period lapses and consecutive equal payments of principal are due along with interest. The Term Loans bear interest at a floating annual rate equal to the greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 as our prior headquarters are approximately $0.7 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, to sublease the entirety of this space. The annual rent from the subleased premises will be approximately $1.1 million in the first year and $1.0 million in the second year, which is greater than the annual rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $16.9 million.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment as of June 30, 2023, management concluded that our internal control over financial reporting was not effective due to a material weakness relating to design and operating deficiencies in our purchasing process, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders.
Notwithstanding this material weakness, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The material weakness did not result in any restatements of consolidated financial statements previously reported by us, nor were there any changes to previously released financial results.

Remediation Plan
We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness by, among other things, expanding managerial oversight of, and adding process controls to, our purchasing process, including approval and ongoing management of purchase orders and related invoices, and assessment of progress and estimated expenses. We have utilized and will continue to utilize financial consultants to assist with the evaluation and documentation of process controls. We expect to complete the remediation of the material weakness in the near future by hiring additional finance personnel and the continued adoption of incremental financial policies, procedures, and internal controls.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent financial quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the identification of the material weakness described above, management has taken actions to remediate the deficiency that resulted in that material weakness.

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
We are an early-stage biopharmaceutical company with a limited operating history upon which our business and prospects can be evaluated. We commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any approved products of commercial value. In addition, we currently only have two product candidates that we are developing independently, WTX-124 and WTX-330, and all of our other development programs are in discovery or preclinical stages. We have not yet demonstrated an ability to successfully complete any Phase 1, Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $5.1 million for the three months ended June 30, 2023 . As of June 30, 2023, we had an accumulated deficit of $323.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of June 30, 2023, we had cash and cash equivalents of $137.5 million. We expect that our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
All outstanding obligations under the Loan Agreement are secured by our personal property (exclusive of any intellectual property), and are subject to acceleration upon an event of default. Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. We are required to maintain at all times at least $20.0 million of otherwise unrestricted cash in accounts with PWB. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
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
Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully develop and commercialize WTX-124, WTX-330 and any future product candidates. The success of our product candidates will depend on several factors, including the following:
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022 with the passage of the Food and Drug Omnibus Reform Act of 2022, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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

We are developing WTX-124, and could potentially develop WTX-330 and future product candidates, in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
We are developing WTX-124, and could potentially develop WTX-330 and other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are conducting a clinical trial of WTX-124 both as monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab). Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.
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
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Philogen S.p.A., OncoSec Medical Incorporated, Sonnet BioTherapeutics, Inc., Xilio Therapeutics, Inc., and Zymeworks Inc.
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
To date, we have produced limited quantities of our product candidates at our own facilities for preclinical evaluation. However, going forward we will rely on third-party contract manufacturers to manufacture some of our preclinical supply and all of our clinical trial supply. We do not own manufacturing facilities capable of producing drug products at clinical scale. We have in the past experienced delays in receiving preclinical product supplies from third-party manufacturers and there can be no assurance that our preclinical and clinical development product supplies from third parties will not in the future be limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our contract manufacturing organizations, or CMOs, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

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
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. In response to the COVID-19 pandemic, the FDA issued numerous guidance documents and took other actions to facilitate research and development of new drug products. The public health emergency declarations related to COVID-19 ended on May 11, 2023. In connection therewith, the FDA ended 22 COVID-19-related policies on May 11, 2023 and allowed 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress to January 1, 2032.
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
On June 6, 2023, Merck & Co., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas and Johnson & Johnson, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS and/or seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving the IRA will continue, with unpredictable and uncertain results.
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
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to HHS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests by physicians and their immediate family members. As of January 1, 2022, applicable manufacturers are also required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
In the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information that may be applicable to our current and future activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission, or FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
As of June 30, 2023, we had 48 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our common stock began trading on the Nasdaq Global Select Market, or Nasdaq, on April 30, 2021. Prior to April 30, 2021, there was no public market for our common stock. We cannot predict the extent to which an active market for our common stock will continue to develop or be sustained, or how the development of such a market might affect the market price for our common stock. As a result, it may be difficult for our stockholders to sell their shares of our common stock at an attractive price or at all.
The price of our common stock could be subject to volatility related or unrelated to our operations.
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until August 4, 2023, our stock price has ranged from $1.39 to $23.99. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
•adverse results from preclinical studies;
•the commencement, enrollment or results of any clinical trials we may conduct, or changes in the development status of our product candidates;
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
Our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially own a significant portion of our outstanding common stock.
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
We have identified a material weakness in our internal control over financial reporting, and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2023. Our inability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence.
Section 404 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.
We have identified a material weakness as of June 30, 2023 in our internal control over financial reporting. The material weakness that we identified related to design and operating deficiencies in our purchasing process, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders. Due to the material weakness in our internal control over financial reporting, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2023. We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness by, among other things, expanding managerial oversight of, and adding process controls to, our purchasing process, including approval and ongoing management of purchase orders and related invoices, and assessment of progress and estimated expenses. We have utilized and will continue to utilize financial consultants to assist with the evaluation and documentation of process controls. We expect to complete the remediation of the material weakness in the near future by hiring additional finance personnel and the continued adoption of incremental financial policies, procedures, and internal controls. We will incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We cannot provide assurances that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
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
As of June 30, 2023, we have used all proceeds from the IPO.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2021).

3.2
Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2023).

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

WEREWOLF THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)