Form 10-Q
period 2023-09-30
Werewolf Therapeutics, Inc.
filed 2023-11-14
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, there were 36,192,248 shares of common stock, $0.0001 par value per share, outstanding.

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
•In the second quarter of 2023, we identified a material weakness in our internal control over financial reporting, and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023. Our inability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except par value amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$130,058	$129,315
Prepaid expenses and other current assets	3,289	3,957
Other receivables	5,911	6,928
Total current assets	139,258	140,200
Property and equipment, net	8,342	8,988
Restricted cash and cash equivalents, net of current portion	21,019	1,214
Operating lease right of use asset	7,251	8,463
Other non-current assets	516	1,380
Total assets	$176,386	$160,245
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,386	$1,221
Accrued expenses and other current liabilities	7,967	14,152
Operating lease liability, current	1,605	2,084
Deferred revenue, current	1,814	6,532
Note payable, current	1,667	—
Total current liabilities	14,439	23,989
Operating lease liability, net of current portion	11,352	12,600
Deferred revenue, net of current portion	588	1,128
Notes payable, net of discount, issuance costs, and current portion	37,564	—
Other liabilities	—	191
Total liabilities	63,943	37,908
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2023 and December 31, 2022; 35,658 and 31,515 shares issued as of September 30, 2023 and December 31, 2022, respectively; 35,658 and 31,434 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	444,510	429,039
Accumulated deficit	(332,070)	(306,705)
Total stockholders’ equity	112,443	122,337
Total liabilities and stockholders’ equity	$176,386	$160,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$5,897	$4,970	$18,442	$9,118
Operating expenses:
Research and development	10,838	13,070	32,127	37,902
General and administrative	4,310	4,439	13,856	14,093
Total operating expenses	15,148	17,509	45,983	51,995
Operating loss	(9,251)	(12,539)	(27,541)	(42,877)
Other income:
Other (expense) income, net	(5)	3	(1,136)	268
Interest income, net	971	593	3,312	729
Total other income	966	596	2,176	997
Net loss	$(8,285)	$(11,943)	(25,365)	(41,880)
Net loss per share, basic and diluted	$(0.23)	$(0.40)	$(0.72)	$(1.48)
Weighted-average common shares outstanding, basic and diluted	35,654	29,764	35,335	28,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,515	$3	$429,039	$(306,705)	$122,337
Issuance of common stock from at the market offering, net of issuance costs of $103	3,824	—	8,610	—	8,610
Stock-based compensation expense	—	—	2,108	—	2,108
Net loss	—	—	—	(11,982)	(11,982)
Balance at March 31, 2023	35,339	3	439,757	(318,687)	121,073
Issuance of common stock from at the market offering, net of issuance costs of $31	272	—	644	—	644
Issuance of common stock under Employee Stock Purchase Plan	29	—	45	—	45
Stock-based compensation expense	—	—	1,930	—	1,930
Stock option exercises	2	—	5	—	5
Net loss	—	—	—	(5,098)	(5,098)
Balance at June 30, 2023	35,642	3	442,381	(323,785)	118,599
Issuance of common stock from at the market offering, net of issuance costs of $29	15	—	30	—	30
Stock-based compensation expense	—	—	2,097	—	2,097
Stock option exercises	1	—	2	—	2
Net loss	—	—	—	(8,285)	(8,285)
Balance at September 30, 2023	35,658	$3	$444,510	$(332,070)	$112,443

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	27,608	$2	$405,680	$(252,895)	$152,787
Stock-based compensation expense	—	—	1,745	—	1,745
Stock option exercises	46	—	129	—	129
Net loss	—	—	—	(15,343)	(15,343)
Balance at March 31, 2022	27,654	2	407,554	(268,238)	139,318
Issuance of common stock from at the market offering, net of issuance costs of $314	801	—	3,339	—	3,339
Stock-based compensation expense	—	—	1,777	—	1,777
Stock option exercises	1	—	1	—	1
Net loss	—	—	—	(14,594)	(14,594)
Balance at June 30, 2022	28,456	2	412,671	(282,832)	129,841
Issuance of common stock from at the market offering, net of issuance costs of $87	2,248	1	11,019	—	11,020
Stock-based compensation expense	—	—	1,936	—	1,936
Stock option exercises	32	—	93	—	93
Net loss	—	—	—	(11,943)	(11,943)
Balance at September 30, 2022	30,736	$3	$425,719	$(294,775)	$130,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(25,365)	$(41,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,135	5,458
Depreciation expense	1,304	687
Non-cash interest expense	181	—
Non-cash lease expense	1,212	1,265
Change in fair value of success payment liability	(1,030)	253
Amortization of debt issuance costs	60	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	596	(3,398)
Other receivables	1,017	(4,300)
Other non-current assets	136	(1,204)
Accounts payable	241	(778)
Accrued expenses and other current liabilities	(5,338)	4,677
Deferred revenue	(5,258)	10,801
Operating lease liability	(1,727)	(498)
Other liabilities	(191)	191
Net cash used in operating activities	(28,027)	(28,726)
Investing activities:
Purchases of property and equipment	(571)	(3,093)
Net cash used in investing activities	(571)	(3,093)
Financing activities:
Proceeds from at the market offering of common stock	9,447	14,761
Proceeds from drawdown of term loans	40,000	—
Payment of equity issuance costs	(143)	(341)
Proceeds from issuances under Employee Stock Purchase Plan	45	—
Proceeds from stock option exercises	7	230
Net cash provided by financing activities	49,356	14,650
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	20,758	(17,169)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	130,529	158,830
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$151,287	$141,661
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,646	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$198	$307
Issuance costs in accounts payable and accrued expenses	$24	$61
Stock option exercise receivables in prepaid expenses and other current assets	$—	$(7)
Leasehold improvements paid by landlord	$—	$5,444
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
The Company had cash and cash equivalents of $130.1 million at September 30, 2023. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements in this Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023 (the “2022 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, is unaudited. The December 31, 2022 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the 2022 Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates and judgments including, but not limited to, those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation and income taxes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.
Subsequent Events
The Company has evaluated subsequent events and transactions that occurred in the period from the balance sheet date to the date that the financial statements were issued. Other than as described in these condensed consolidated financial statements, the Company did not identify any subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.
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
Under the terms of the Collaboration Agreement, the Company received a non-refundable upfront cash payment of $15.0 million in April 2022 and a variable consideration payment of $5.0 million in July 2023, which is included in the overall transaction price as described below.
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
As of September 30, 2023, the Company has not recognized any revenue related to sales-based milestones.
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
Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $32.3 million, which is comprised of the nonrefundable upfront payment of $15.0 million and the estimated costs for research services of $17.3 million. Outside of the estimated costs for research services, there is no other variable consideration included in the transaction price at inception. The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement was zero at the inception of the contract, as achievement of those milestones was uncertain and highly susceptible to factors outside the Company’s control. Accordingly, all such milestone payments were excluded from the transaction price at inception of contract. Management reevaluates the transaction price at the end of each reporting period, including developing a revised estimate for research services costs and the most likely amount for each potential development and regulatory milestone, and as uncertain events are resolved or other changes in circumstances occur, adjusts the transaction price as necessary. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The upfront payment of $15.0 million was recorded as deferred revenue and, along with payments related to the Company’s conduct of research services under the Collaboration Agreement or any development and regulatory milestones, will be recognized as revenue using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Jazz. The remaining deferred revenue is expected to be recognized as revenue over a term of approximately 2.5 years.
Recognition of Revenue
For the nine months ended September 30, 2023, using the cost-to-cost input method, which best depicts the research services performed for the customer, the Company recognized $18.4 million of revenue related to the Collaboration Agreement. During the three and nine months ended September 30, 2023, the Company determined that a variable consideration payment totaling $5.0 million was likely to be achieved and accordingly revised its estimate of the overall transaction price to include this amount. During the three and nine months ended September 30, 2023, the Company recognized a cumulative catch-up of revenue of $4.2 million related to the increase to the overall transaction price of $5.0 million, based on the cost-to-cost input method discussed above. As of September 30, 2023, there is $1.8 million and $0.6 million of current and non-current deferred revenue, respectively, related to the Collaboration Agreement. As of December 31, 2022, there was $6.5 million and $1.1 million of current and non-current deferred revenue, respectively, related to the Collaboration Agreement. All costs associated with the Collaboration Agreement are recorded in research and development expense in the condensed consolidated statements of operations.
Unbilled receivables related to the Collaboration Agreement of $0.9 million and $4.1 million is included within other receivables in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Receivables related to the Collaboration Agreement of $5.0 million and $2.8 million are included within other receivables in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2023 (in thousands):

	Balance as of			Balance as of
	December 31, 2022	Additions	Reductions	September 30, 2023
Contract liabilities:
Deferred revenue	$7,660	$5,000	$(10,258)	$2,402
Totals	$7,660	$5,000	$(10,258)	$2,402
As of September 30, 2023, the Company has not received any royalty payments under the Collaboration Agreement.
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
Assets measured at fair value on a recurring basis as of September 30, 2023 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$144,740	$—	$—	$144,740
Total assets	$144,740	$—	$—	$144,740
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$128,812	$—	$—	$128,812
Total assets	$128,812	$—	$—	$128,812
Liabilities
Success payment liability	$—	$—	$570	$570
Total liabilities	$—	$—	$570	$570
The success payment liability was included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2022.
There were no changes in valuation techniques during the three or nine months ended September 30, 2023. There were no liabilities measured at fair value on a recurring basis as of September 30, 2023.
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
The following table reconciles the change in fair value of the success payment liability during the nine months ended September 30, 2023 based on Level 3 inputs (in thousands):

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$570
Additions	—
Change in fair value	1,030
Payment at Success Event	(1,600)
Balance at September 30, 2023	$—
The success payment liability is stated at fair value and was previously considered Level 3 because its fair value measurement was based, in part, on significant inputs not observed in the market. Upon completion of the Success Fee Event, the Company removed the corresponding financial instrument for the success payment liability and paid the total $1.6 million. Prior to repayment, the Company remeasured the liability at fair value with a corresponding increase of $1.0 million recorded to other expense, net for the nine months ended September 30, 2023.
5. Restricted Cash and Cash Equivalents
The Company maintained restricted cash and cash equivalents of $21.2 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, $20.0 million of the restricted cash and cash equivalents balance represents an obligation under the term loan facility to maintain a minimum cash balance in the Company’s PWB accounts. This became effective upon imminent achievement of the funding goal as required by the terms of the Loan Agreement (see Note 7, Term Loan). The remaining restricted cash amounts are comprised solely of letters of credit required pursuant to the

Company’s leased office spaces. The current portion of restricted cash and cash equivalents is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets for all periods presented below (in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$129,315	$130,058	$157,531	$140,450
Restricted cash and cash equivalents, current	—	210	91	—
Restricted cash and cash equivalents, net of current portion	1,214	21,019	1,208	1,211
Cash, cash equivalents and restricted cash and cash equivalents	$130,529	$151,287	$158,830	$141,661
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 were comprised as follows (in thousands):

	September 30, 2023	December 31, 2022
Manufacturing	$1,928	$6,674
Contract research	1,745	2,990
Employee compensation and benefits	2,666	3,135
Professional fees	678	613
Success payment liability	—	570
Other	950	170
Total accrued expenses and other current liabilities	$7,967	$14,152
7. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB was also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. As of September 30, 2023, the Company has drawn down $40.0 million of the Term Loans.
The outstanding notes payable balance under the Term Loans as of September 30, 2023 consists of the following (in thousands):

September 30, 2023
Note payable	$40,000
Unamortized debt discount and issuance costs	(769)
Net carrying amount of note payable	39,231
Less: current portion of note payable	(1,667)
Note payable, net, less current portion	$37,564
Subsequent to the interest-only period, which ends on August 31, 2024, the Company is required to make equal monthly principal payments plus interest until the Term Loans mature on August 31, 2026. The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The Company recognized interest expense related to the Loan Agreement of $0.9 million and $1.9 million during the three and nine months ended September 30, 2023, respectively. The Company did not incur interest expense during the three and nine months ended September 30, 2022.
The Company was obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $0.2 million and (b) 2.0% of the amount drawn under the Term Loans, for a transaction occurring on or before

March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $0.4 million and (b) 4.0% of the amount drawn under the Term Loans (the “Success Fee”). The Success Fee Event occurred during the second quarter of 2023, resulting in the immediate payment in full of the $1.6 million required Success Fee.
All outstanding obligations under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain negative covenants, which among other things, restrict the Company from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring its assets, (v) making investments in any entities or instruments other than certain investments specified in the Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by the board of directors. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in the Company’s state of formation. On or before September 30, 2023, the Company was required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of the Company’s equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, the Company is required to maintain at all times at least $20.0 million of otherwise unrestricted cash in accounts with PWB, which is included within restricted cash and cash equivalents, net of current portion on the Company’s condensed consolidated balance sheet as of September 30, 2023. On April 17, 2023, the Company achieved the $50.0 million funding milestone, triggering the corresponding $20.0 million cash covenant, full payment of the Success Fee of $1.6 million, and the updated Amortization Date of August 31, 2024.
PWB has the right to accelerate all outstanding obligations of the Company under the Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) the operations, business or financial condition of the Company, (ii) the Company’s ability to repay any portion of the Term Loans or perform any of its other obligations under the Loan Agreement, and (iii) the Company’s interest in, or the value, perfection or priority of PWB’s security interest in the collateral. As of September 30, 2023, the Company had drawn both Term Loans and had $40.0 million outstanding principal.
8. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200.0 million shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2023, no dividends on common stock had been declared by the Company.
On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), formerly known as SVB Securities LLC, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million (the “ATM Offering”). The Sales Agreement provides that Leerink will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of September 30, 2023, the Company had sold an aggregate of 7,938,848 shares under the ATM Offering at an average price of $3.33 per share for net proceeds of $25.0 million after deducting sales commissions and offering expenses.
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2023, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Shares reserved for exercises of outstanding stock options	6,480	5,244
Shares reserved for vesting of restricted stock units	317	323
Shares reserved for exercises of warrants	59	59
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	530	244
Shares reserved for future issuance under the 2021 Stock Incentive Plan	1,281	939
Total shares reserved for future issuance	8,667	6,809

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
As of September 30, 2023, there were 1,281,089 shares available for future issuance under the 2021 Plan.
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
The 2021 ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. The 2021 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2021 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2021 ESPP using a Black-Scholes valuation model. For the three and nine months ended September 30, 2023, the fair value of common stock awarded was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (3.8%); expected term (0.5 years); expected volatility (92.7%); and an expected dividend yield (0%). The Company recorded less than $0.1 million of stock-based compensation under the 2021 ESPP for the three and nine months ended September 30, 2023. As of September 30, 2023, there was unrecognized stock-based compensation expense of less than $0.1 million related to the most recent ESPP offering period, which ended May 31, 2023.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,008	$909	$3,047	$2,496
General and administrative	1,089	1,027	3,088	2,962
Total stock-based compensation	$2,097	$1,936	$6,135	$5,458
RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.
The following table summarizes RSA activity during the nine months ended September 30, 2023 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	81	$1.38
Granted	—	$—
Vested	(81)	$1.38
Forfeited	—	$—
Unvested at September 30, 2023	—	$—
As of September 30, 2023, there was no unrecognized stock-based compensation expense related to unvested RSAs.
No RSAs vested during the three months ended September 30, 2023. The aggregate fair value of RSAs that vested during the three months ended September 30, 2022, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.3 million. The aggregate fair value of RSAs that vested during the nine months ended September 30, 2023 and 2022, based upon the fair values of the stock underlying the RSAs on the day of vesting, was $0.2 million and $1.0 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the nine months ended September 30, 2023 (in thousands, except per share amounts):

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	323	$4.32
Granted	—	$—
Vested	—	$—
Forfeited	(6)	$4.97
Unvested at September 30, 2023	317	$4.30
As of September 30, 2023, there was unrecognized stock-based compensation expense related to unvested RSUs of $0.4 million, which the Company expects to recognize over a weighted-average period of approximately 0.5 year.
No RSUs vested during the three or nine months ended September 30, 2023 or 2022.
Stock Option Activity
During the three months ended September 30, 2022, the Company granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options vest only upon achievement of specified performance targets related to certain business objectives on or before December 31, 2023. As of September 30, 2023, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2023, the Company has not recorded any expense for these stock options from the date of issuance through September 30, 2023. During the second quarter of 2023, 101,447 of the performance-based stock options were forfeited by an executive who retired from the Company. The total unrecognized stock-based compensation expense for the remaining outstanding performance-based stock options is $2.6 million as of September 30, 2023.
The fair value of stock options granted during the three and nine months ended September 30, 2023 and 2022 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	2.9%	3.9%	2.3%
Expected term (in years)	6.0	9.8	6.0	7.6
Dividend yield	—%	—%	—%	—%
Expected volatility	84.8%	77.9%	82.7%	77.0%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2023 and 2022 was $1.91 and $3.35 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $1.56 and $5.00 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Options Outstanding
	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	5,244	$7.86	8.34
Granted	1,616	$2.16
Exercised	(3)	$1.98
Cancelled	(377)	$5.82
Outstanding at September 30, 2023	6,480	$6.56	8.14
Exercisable at September 30, 2023	2,831	$7.67	7.64
The aggregate intrinsic fair value of stock options exercised during the three months ended September 30, 2023 and 2022 was less than $0.1 million in both periods. The aggregate intrinsic fair value of stock options exercised during the nine months ended September 30, 2023 and 2022 was less than $0.1 million and $0.4 million, respectively.
As of September 30, 2023, there was unrecognized stock-based compensation expense related to unvested stock options of $11.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
10. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend. The Company received cash payments under its sublease of approximately $1.2 million during the nine months ended September 30, 2023. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit that is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2023.
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

	September 30,
	2023	2022
Outstanding stock options	6,480	5,279
Unvested RSAs	—	126
Unvested RSUs	317	236
Warrants to purchase common stock	59	59
Total	6,856	5,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report on Form 10-K, that was filed with the United States Securities and Exchange Commission, or SEC, on March 23, 2023. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
In the second quarter of 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our investigational new drug application, or IND, for WTX-124. In the third quarter of 2022, the first patient was dosed in a Phase 1/1b clinical trial to evaluate WTX-124 as a monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In November 2023, we announced preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial. The preliminary data established proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. The preliminary data included data collected as of October 18, 2023, from 16 heavily pretreated patients from the first four monotherapy dose escalation cohorts (1, 3, 6, and 12 mg), and supported continued dose escalation. Dose escalation is ongoing in the monotherapy and combination therapy arms of the trial. Additional data from monotherapy dose-escalation cohorts will inform declaration of recommended dose for expansion and opening of the monotherapy expansion arms. We expect additional interim data from the monotherapy dose escalation arm and the recommended dose for expansion arm in the first half of 2024.
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
We were incorporated and commenced operations in 2017. Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support these operations. To date, we have financed our operations primarily with proceeds from the sales of our convertible promissory notes and equity securities and from the upfront payment that we received from Jazz pursuant to the terms of the Collaboration Agreement. From December 2017 to August 2018, we issued convertible promissory notes for aggregate gross cash proceeds of $11.0 million. From August 2019 to June 2020, we issued an aggregate of 80,246,565 shares of Series A preferred stock for aggregate gross cash proceeds of $44.2 million, together with conversion of all of our previously issued convertible promissory notes. In December 2020, we issued 78,222,173 shares of Series B preferred stock at a price of $0.92 per share, resulting in gross cash proceeds of $72.1 million. On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share. We received net proceeds of approximately $109.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink (formerly known as SVB Securities LLC),pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. As of September 30, 2023, we had sold an aggregate of 7,938,848 shares under the ATM Offering at an average price of $3.33 per share for net proceeds of $25.0 million after deducting sales commissions and offering expenses.
Due to our significant research and development expenditures, we have accumulated substantial net losses since our inception. As of September 30, 2023, we had an accumulated deficit of $332.1 million. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
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
Financial Operations Overview
Revenue
We have not generated any revenue to date from product sales and do not expect to do so in the near future. For the nine months ended September 30, 2023, we recognized $18.4 million of revenue related to the Collaboration Agreement, of which $5.9 million related to the $15.0 million upfront payment received in April 2022, $8.1 million related to costs incurred for research services to be reimbursed by Jazz, and $4.4 million related to a variable consideration payment. We had $2.4 million of deferred revenue as of September 30, 2023, which is classified as either current or net of current portion in our condensed consolidated balance sheets based on the period over which the revenue is expected to be recognized. As of September 30, 2023, we had not received any royalty payments under the Collaboration Agreement.
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
Our external development costs for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
WTX-124	$1,318	$1,644	$1,871	$6,913
WTX-330	1,839	3,224	2,491	8,586
JZP898 (formerly WTX-613)	791	2,224	6,960	4,406
WTX-712	347	—	965	—
Pre-development candidates	760	435	2,189	1,907
Total external development costs	$5,055	$7,527	$14,476	$21,812
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
The decrease in development costs during the three months ended September 30, 2023, is primarily due to a decrease in manufacturing costs incurred with contract manufacturing organizations to support the production of preclinical, current, and future clinical trial materials for WTX-124 and WTX-330 as more fully described below under “Results of Operations – Research and Development Expenses.”
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
Other Income
Other (Expense) Income, Net
Other (expense) income, net consists primarily of remeasurement gains or losses attributable to changes in the fair value of the success payment liability associated with our debt agreement with Pacific Western Bank, or PWB, and amortization of debt issuance costs related to our debt agreement with PWB. For more information see “Liquidity and Capital Resources” below.
Interest Income, Net
Interest income, net consists of interest income earned from our cash and cash equivalents, net of interest expense incurred from our Loan Agreement with PWB.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$ Change
	2023	2022
Revenue:
Collaboration revenue	$5,897	$4,970	$927
Operating expenses:
Research and development	10,838	13,070	(2,232)
General and administrative	4,310	4,439	(129)
Total operating expenses	15,148	17,509	(2,361)
Operating loss	(9,251)	(12,539)	3,288
Other income:
Other (expense) income, net	(5)	3	(8)
Interest income, net	971	593	378
Total other income	966	596	370
Net loss	$(8,285)	$(11,943)	$3,658

Revenue
Revenue was $5.9 million for the three months ended September 30, 2023, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz, costs incurred for research services to be reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. Comparatively, we recognized $5.0 million in collaboration revenue during the three months ended September 30, 2022. This $0.9 million increase in collaboration revenue is primarily driven by a change in the transaction price of $5.0 million during the three months ended September 30, 2023, upon achieving a variable consideration component included in the Collaboration Agreement, which led to an additional recognition of $4.4 million during the period. This increase was partially offset by a decline in revenue recognized as a result of a decrease in research and development activities related to JZP898.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$ Change
	2023	2022
Personnel	$3,635	$3,652	$(17)
Contract research	1,188	863	325
Lab consumables	1,202	1,020	182
Clinical trial costs	1,715	665	1,050
Manufacturing	2,152	5,999	(3,847)
Facilities	777	662	115
Other	169	209	(40)
Total research and development expenses	$10,838	$13,070	$(2,232)
Research and development expenses for the three months ended September 30, 2023 were $10.8 million, compared to $13.1 million for the three months ended September 30, 2022. The decrease of $2.2 million was primarily due to:
•$3.8 million of decreased manufacturing costs driven by a decrease of $2.9 million in contract manufacturing costs associated with candidates WTX-124 and WTX-330 as these costs were higher in the prior period as we prepared for initiation of our clinical trials; likewise, contract manufacturing costs associated with JZP898 decreased by $0.9 million as these costs were higher in the prior period as we prepared for IND submission of JZP898.
The decrease was partially offset by:
•$1.1 million of increased clinical trial costs, primarily driven by continued expansion of sites and enrollment for both our WTX-124 and WTX-330 trials;
•$0.3 million of increased contract research costs driven primarily by proof-of-concept (or “POC”) costs in the current period for WTX-712; and
•$0.2 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$ Change
	2023	2022
Personnel	$2,204	$2,214	$(10)
Professional services	1,024	837	187
Corporate insurance	330	701	(371)
Facility costs	358	324	34
IT costs	174	142	32
Other	220	221	(1)
Total general and administrative expenses	$4,310	$4,439	$(129)
General and administrative expenses were $4.3 million for the three months ended September 30, 2023, compared to $4.4 million for the three months ended September 30, 2022. The decrease of $0.1 million was primarily due a reduction in insurance premiums in the current period, which was offset in part by an increase in costs incurred to protect our intellectual property.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended September 30, 2023 and 2022 consisted primarily of foreign currency gains and losses related to services performed by foreign vendors. No material foreign currency gains or losses were recognized in either period.
Interest Income, Net
Interest income was $1.0 million for the three months ended September 30, 2023, compared to $0.6 million for the three months ended September 30, 2022. This increase in interest income was primarily a result of higher interest rates during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$ Change
	2023	2022
Revenue:
Collaboration revenue	$18,442	$9,118	$9,324
Operating expenses:
Research and development	32,127	37,902	(5,775)
General and administrative	13,856	14,093	(237)
Total operating expenses	45,983	51,995	(6,012)
Operating loss	(27,541)	(42,877)	15,336
Other income:
Other (expense) income, net	(1,136)	268	(1,404)
Interest income, net	3,312	729	2,583
Total other income	2,176	997	1,179
Net loss	$(25,365)	$(41,880)	$16,515

Revenue
Revenue was $18.4 million for the nine months ended September 30, 2023, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz, costs incurred for research services to be reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. Comparatively, we recognized $9.1 million in collaboration revenue during the nine months ended September 30, 2022. This $9.3 million increase in collaboration revenue is partially driven by a change in the transaction price of $5.0 million during the nine months ended September 30, 2023, upon achieving a variable consideration component included in the Collaboration Agreement, which led to an additional recognition of $4.4 million during the period. Additionally, we recognized an increase in revenue recognized as a result of an increase in research and development activities related to JZP898.

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$ Change
	2023	2022
Personnel	$11,402	$10,853	$549
Manufacturing	5,803	14,892	(9,089)
Clinical trial costs	5,049	3,364	1,685
Contract research organization	3,624	3,556	68
Lab consumables	3,513	2,664	849
Facilities	2,170	2,108	62
Other	566	465	101
Total research and development expenses	$32,127	$37,902	$(5,775)
Research and development expenses for the nine months ended September 30, 2023 were $32.1 million, compared to $37.9 million for the nine months ended September 30, 2022. The decrease of $5.8 million was primarily due to:
•$9.1 million of decreased manufacturing costs driven by a decrease of $7.7 million in costs incurred with contract manufacturing organizations to support the production of preclinical, current, and future clinical trial materials associated with candidates WTX-124, WTX-330, WTX-712, and JZP898, and by $1.4 million of favorable adjustments recognized during the current period upon the closeout of completed purchase orders.
The decrease was partially offset by:
•$1.7 million of increased clinical trial costs, primarily driven by continued expansion of sites and enrollment for both our WTX-124 and WTX-330 trials;
•$0.8 million of increased lab consumables costs primarily related to expanded discovery efforts and headcount; and
•$0.5 million of increased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$ Change
	2023	2022
Personnel	$6,979	$6,728	$251
Professional services	3,230	2,983	247
Corporate insurance	1,461	2,150	(689)
Facilities	954	1,049	(95)
IT costs	486	444	42
Other	746	739	7
Total general and administrative expenses	$13,856	$14,093	$(237)
General and administrative expenses were $13.9 million for the nine months ended September 30, 2023, compared to $14.1 million for the nine months ended September 30, 2022. The decrease of $0.2 million was primarily due to:
•$0.7 million of decreased corporate insurance costs, driven by a reduction in associated premiums.

The decrease was partially offset by:
•$0.3 million of increased personnel costs, including $0.1 million of increased stock-based compensation expense, due to increased headcount to support operating as a public company; and
•$0.2 million of increased professional services costs, driven by costs incurred to protect our intellectual property.
Other (Expense) Income, Net
During the nine months ended September 30, 2023, other (expense) income, net primarily consisted of $1.0 million in losses recognized for the change in the fair value of the success payment liability during the period. Comparatively, we recognized a gain of $0.3 million related to the change in the fair value of the success payment liability during the nine months ended September 30, 2022.
Interest Income, Net
Interest income was $3.3 million for the nine months ended September 30, 2023, compared to $0.7 million for the nine months ended September 30, 2022. This increase in interest income was primarily a result of higher interest rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2023 primarily through aggregate cash proceeds from convertible promissory notes of $11.0 million, gross proceeds from private placements of our convertible preferred stock of $116.3 million, net proceeds from our IPO of $109.2 million, a non-refundable upfront payment of $15.0 million received in connection with the Collaboration Agreement, $16.3 million of expense reimbursements and milestone receipts from Jazz pursuant to the Collaboration Agreement, net proceeds from our ATM Offering of $25.0 million and the drawdown of $40.0 million of Term Loans.
Jazz Collaboration
In April 2022, we entered into the Collaboration Agreement with Jazz. Under the terms of the Collaboration Agreement, we received an upfront payment of $15.0 million in April 2022, and we are eligible to receive cost reimbursements for research services performed under the Collaboration Agreement. In addition, we are eligible to receive up to $520.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. As of September 30, 2023, we have received $5.0 million in proceeds related to variable consideration components. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
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
Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, maintenance of good standing and government compliance in our state of formation. We maintain at least $20.0 million of cash in PWB accounts, included within restricted cash and cash equivalents, net of current portion on our condensed consolidated balance sheet as of September 30, 2023, which we are required to maintain at all times pursuant to the terms of the Loan Agreement. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
ATM Offering
On May 10, 2022, we entered the Sales Agreement with Leerink, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of September 30, 2023, we had sold an aggregate of 7,938,848 shares under the ATM Offering at an average price of $3.33 per share for net proceeds of $25.0 million after deducting sales commissions and offering expenses.
Plan of Operation and Future Funding Requirements
We use our capital resources primarily to fund operating expenses, primarily research and development expenditures. We plan to increase our research and development expenses for the foreseeable future as we continue the preclinical and clinical development of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our current product candidates or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Further, inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation has had a material effect on our financial statements included elsewhere in this Quarterly Report; however, our operations may be adversely affected by inflation in the future.
Due to our significant research and development expenditures, we have accumulated substantial net losses in each period since inception. We have incurred an accumulated deficit of $332.1 million through September 30, 2023. We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.
As of September 30, 2023, we had cash and cash equivalents of $130.1 million. We expect that our existing cash and cash equivalents, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the next twelve months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued on November 14, 2023. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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

Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(28,027)	$(28,726)
Investing activities	(571)	(3,093)
Financing activities	49,356	14,650
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$20,758	$(17,169)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $28.0 million, compared to $28.7 million for the nine months ended September 30, 2022. This decrease of $0.7 million was primarily attributable to the $16.1 million difference in the change to deferred revenue during each period. For the nine months ended September 30, 2023, deferred revenue decreased $5.3 million due to the continued progress in Jazz collaboration research, compared to an increase of $10.8 million for the nine months ended September 30, 2022 related to the non-refundable upfront cash payment at the inception of the Collaboration Agreement. This was partially offset by a decrease in net loss for the comparable periods of $16.5 million, primarily driven by increased revenue recorded under the Collaboration Agreement for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
 Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $0.6 million, compared to $3.1 million for the nine months ended September 30, 2022. This decrease was driven by high capital expenditures in the second quarter of 2022 related to leasehold improvements for our new headquarters, which was established in May 2022.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $49.4 million, compared to $14.7 million for the nine months ended September 30, 2022. Cash provided by financing activities for the nine months ended September 30, 2023 primarily consisted of proceeds from the $40.0 million drawdown of the Term Loans and proceeds of $9.4 million from our ATM Offering during the period. Comparatively, cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of $14.8 million in proceeds from our ATM Offering during the period.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement. As of September 30, 2023, we had drawn the Term Loans for a total principal of $40.0 million. Upon achievement of the Loan Agreement’s funding milestone, the maturity date of the Term Loans was extended to August 31, 2026. Interest-only payments are to be made until August 31, 2024, at which point the interest-only period lapses and consecutive equal payments of principal are due along with interest. The Term Loans bear interest at a floating annual rate equal to the greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 as our prior headquarters are approximately $0.5 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, a related party, to sublease the entirety of this space. The rent payments we expect to receive over the remaining term of the sublease is approximately $0.6 million, which is greater than the rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022. Total estimated base rent payments over the remaining term of the lease are approximately $16.1 million.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments including, but not limited to, those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment as of September 30, 2023, management concluded that our internal control over financial reporting was not effective due to a material weakness relating to design and operating deficiencies in our purchasing process, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders.
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
Remediation Plan
We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness by, among other things, expanding managerial oversight of, and adding process controls to, our purchasing process, including approval and ongoing management of purchase orders and related invoices, and assessment of progress and estimated expenses. We have utilized and will continue to utilize financial consultants to assist with the evaluation and documentation of process controls. As of September 30, 2023, we have initiated testing of our remediation efforts, including the adoption of incremental financial policies, procedures, and internal controls. We expect our remediation efforts to continue through at least the fourth quarter of 2023. We expect to complete the remediation of the material weakness after the conclusion of testing.

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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $8.3 million for the three months ended September 30, 2023 . As of September 30, 2023, we had an accumulated deficit of $332.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of September 30, 2023, we had cash and cash equivalents of $130.1 million. We expect that our existing cash and cash equivalents will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our novel PREDATOR platform. While we have had favorable preclinical study results related to WTX-124 and WTX-330, both of which we are developing by leveraging our PREDATOR platform, and have announced favorable early-stage clinical trial results related to WTX-124, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We have no assurance that our PREDATOR platform will be able to produce product candidates that will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform, and our future success is highly dependent on the continued successful development of our platform and product candidates that we develop by leveraging our platform. Because all of our product candidates are based upon our PREDATOR platform, any development problems we may experience in the future related to any of our product candidates has the potential to impact the development of our other product candidates and any such development problems have the potential to cause significant delays or unanticipated costs and may ultimately not be able to be solved.
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
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our future product candidates will successfully complete preclinical studies, or if any of our current or future product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330 and have entered early clinical stage development, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. Similarly, there can be no assurance that interim or preliminary clinical data or results, including, without limitation, the preliminary Phase 1/1b clinical data reported for WTX-124, will be predictive of future clinical data or results, and there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications, and additional CMOs to provide drug substance and drug product manufacturing for JZP898 (formerly WTX-613). To support the manufacture of drug substance and drug product, our CMOs will conduct substantial analytical testing of drug substance and vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our combination clinical trial of WTX-124 with KEYTRUDA (pembrolizumab), an immune checkpoint inhibitor, we will need to procure supply of KEYTRUDA for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. As of March 2023, eight states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Six of those states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and PBM service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress until January 1, 2032.
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
Since mid-2023, several large pharmaceutical companies, as well as U.S. Chamber of Commerce and PhRMA, have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Litigation involving these and other provisions of the IRA will likely continue for some time, with unpredictable and uncertain results.
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
As of September 30, 2023, we had 46 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
In addition, unfavorable economic conditions both inside and outside the U.S., including, without limitation, heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, banking disruptions, the COVID-19 pandemic (including variants of COVID-19) and geopolitical events, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia and conflict in the Middle East), have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an increase in our costs and expenses, including an increase in financing costs, and restrictions on our access to potential sources of future capital. If we are unable to raise additional capital when needed or on attractive terms, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. Further, we hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions, and if a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of any uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. Any of the foregoing could harm our business, future revenue and financial condition.
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
Our stock price is likely be volatile. For example, from April 30, 2021, when our stock first began trading on Nasdaq until November 10, 2023, our stock price has ranged from $1.39 to $23.99. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
We have identified a material weakness in our internal control over financial reporting, and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023. Our inability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence.
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
We identified a material weakness in the second quarter of 2023 in our internal control over financial reporting. The material weakness that we identified related to design and operating deficiencies in our purchasing process, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders. Due to the material weakness in our internal control over financial reporting, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2023. We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness by, among other things, expanding managerial oversight of, and adding process controls to, our purchasing process, including approval and ongoing management of purchase orders and related invoices, and assessment of progress and estimated expenses. We have utilized and will continue to utilize financial consultants to assist with the evaluation and documentation of process controls. We expect to complete the remediation of the material weakness in the near future by hiring additional finance personnel and the continued adoption of incremental financial policies, procedures, and internal controls. We will incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We cannot provide assurances that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
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

Item 6. Exhibits

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

WEREWOLF THERAPEUTICS, INC.

Date: November 14, 2023	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)