Form 10-K
period 2023-12-31
Werewolf Therapeutics, Inc.
filed 2024-03-07
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $67,355,166, based upon the closing price of the registrant’s Common Stock on June 30, 2023.
As of March 1, 2024, there were 42,737,191 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2024 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•We are developing WTX-124, and could potentially develop WTX-330 and future product candidates, in combination with third-party drugs, some of which may still be in development, and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.
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
•In the second quarter of 2023, we identified a material weakness in our internal control over financial reporting, and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. Our inability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence.

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
Our most advanced clinical stage product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 (IL-2), and Interleukin-12 (IL-12) INDUKINE molecules, respectively, for the treatment of multiple tumor types. We are currently conducting a Phase 1/1b clinical trial to evaluate the safety and tolerability of WTX-124 in patients with immunotherapy sensitive advanced or metastatic solid tumors as a single agent and in combination with pembrolizumab, and a Phase 1 clinical trial to evaluate the safety and tolerability of WTX-330 in patients with advanced or metastatic solid tumors or lymphoma resistant to checkpoint inhibitors or for which checkpoint inhibitors are not approved.
We have licensed the worldwide right to develop and commercialize JZP898, formerly WTX-613, a differentiated, conditionally activated interferon alpha, or IFNα, INDUKINE molecule, to Jazz Pharmaceuticals Ireland Limited, or Jazz.
We have also nominated two development candidates, WTX-712 and WTX-518. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. WTX-518 is a systemically delivered, conditionally activated Interleukin-18 (IL-18) INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity.
We are building our PREDATOR platform to generate a pipeline of innovative therapeutics that cover a diversity of immune stimulating mechanisms with the potential to address significant unmet medical need in cancer. We are also expanding our platform capabilities to other therapeutic areas, including inflammatory diseases. Our PREDATOR platform consists of our protein engineering technologies and our know-how, which we use to generate INDUKINE molecules with multiple functional domains rationally engineered into a single protein to achieve the desired pharmaceutical profile. Each of our lead INDUKINE molecules consists of four components: a cytokine, an inactivation domain, a half-life extension domain and a proprietary protease-cleavable linker. Our INDUKINE molecules contain cytokines that mediate pro-inflammatory, anti-cancer mechanisms within the TME, with full potency and functionality observed in preclinical studies. The inactivation domain physically blocks the cytokine portion of the INDUKINE molecule in non-tumor tissue throughout the body, or the periphery, preventing it from binding to its receptor until it is cleaved and thereby activated in the TME. The half-life extension domain enables high systemic and tumor tissue exposure for the INDUKINE molecule prior to its cleavage in the tumor. After cleavage in the tumor, the half-life extension domain is removed, and the cytokine is released to activate immune cells. We select the proprietary protease-cleavable linker to enable conditional release of the cytokine portion of the INDUKINE molecule within tumor tissue. This selection is based on our extensive screening in preclinical studies to identify protease-cleavable linkers that are efficiently cleaved by a broad array of human tumor tissues with minimal cleavage in non-tumor tissues.
Our Pipeline
We are leveraging our novel PREDATOR platform to engineer conditionally activated proinflammatory immunomodulators, or INDUKINE molecules, which are delivered systemically but activated only in the TME, with the goal of generating potent antitumor response while minimizing toxicities. Except for JZP898, which we have licensed to Jazz, we have worldwide rights to our PREDATOR platform and our portfolio of INDUKINE product candidates, all of which we have developed internally.

We believe our approach has the potential to overcome current limitations of systemic proinflammatory immunomodulatory therapies, such as cytokines, for the treatment of cancer. Our current pipeline is summarized below:
Using our PREDATOR platform, we have identified and are continuing to develop four initial product candidates: WTX-124, WTX-330, WTX-712 and WTX-518. In addition to these product candidates, we are pursuing additional immune-oncology discovery programs in which we are applying our novel engineering approach to other targets. We are also expanding our technology to other disease areas, such as inflammatory diseases.
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
•Continuing our collaboration with Jazz, as Jazz develops and commercializes JZP898.
•Advancing WTX-712 and WTX-518 through preclinical development.
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
The latter approach, referred to as immunotherapy, represents one of the fastest growing segments in cancer treatment. The goal of immunotherapy is to harness an individual’s immune system to better enable it to identify, attack and kill tumor cells and to form long-term immunologic memory against tumors. The immune system is generally divided into the innate and adaptive arms, which are responsible for driving immediate and lasting antitumor responses, respectively. The innate immune system involves a diverse set of cells, including natural killer, or NK, cells, mast cells, eosinophils, basophils, neutrophils, macrophages and dendritic cells, or DCs, all of which generate a rapid local response to a foreign body, pathogen or tumor cell and release signals to activate and recruit cells, specifically lymphocytes, from the adaptive immune system. The adaptive immune system is the line of defense that is specific to a pathogen or tumor antigen and is composed of T cells and B cells, which work in concert to kill cells directly, produce antibodies and form immunologic memory. The latter is critical for the body’s immune response upon re-exposure to the initial antigen or pathogen. Many of the recent advances in immuno-oncology, such as immune checkpoint inhibitors, have focused on improving the function of T cells.

The development of immune checkpoint inhibitors, in particular programmed cell death protein 1, or PD-1, and programmed death-ligand 1, or PD-L1, inhibitors, revolutionized the treatment of many cancers. The efficacy of these T cell targeted immunomodulators, both as single agents or in combination with standard of care therapies, including chemotherapy, has resulted in many of these regimens moving up the treatment paradigm to become first- or second-line treatment options in numerous cancer types, and the landscape for immunotherapy continues to rapidly evolve. However, features of the tumor cells or the TME play a role in the efficacy of immune checkpoint inhibitors, leaving many patients with advanced or metastatic disease either ineligible for or unresponsive to treatment with immune checkpoint inhibitors. The majority of patients who do respond to these therapies ultimately develop resistance and experience disease progression. As a result, many patients are still underserved and could benefit from novel approaches to immunotherapy that complement and/or enhance checkpoint inhibition, whether as monotherapy or in combination. We believe that the best way to improve outcomes for cancer patients is to stimulate additional or de novo immune cell responses within the innate and adaptive arms of the immune system to complement immune checkpoint inhibitor therapy.
Leveraging our PREDATOR platform and drug development capabilities, we are creating a portfolio of conditionally activated proinflammatory immunomodulators, including cytokines, designed to be optimized for the treatment of cancer. Cytokines are small biologically active proteins that play an essential role in immune cell function of both the innate and adaptive arms of the immune system. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. Interleukins, such as IL-2 and IL-12, IFNα, IL-21 and IL-18 are specific types of cytokines, produced primarily by cells of the immune system to signal and organize the immune response. In cancer, cytokines facilitate the ability of the immune system to recognize tumor cells as abnormal and harmful to the host. Cytokines further increase the proliferation of, enhance the survival of and direct a variety of immune cell types to infiltrate the TME and promote potent antitumor immune responses resulting in tumor cell killing and tumor clearance. Two cytokine therapies have received U.S. Food and Drug Administration, or FDA, approval for cancer treatment: (1) aldesleukin for the treatment of metastatic renal cell carcinoma, or RCC, and metastatic melanoma and (2) interferon alfa-2b for the treatment of several malignancies, including advanced melanoma.
However, despite promising antitumor activity, the clinical utility of approved cytokine therapies is limited due to toxicity and poor pharmaceutical properties, such as short half-life, reduced exposure of active drug in the tumor and the requirement for frequent administration. The efficacy observed is often accompanied by side effects that can be severe and can make treatment difficult for many patients to tolerate, which limits the ability of patients to remain on therapy long-term. The need to improve the pharmaceutical properties of cytokines to achieve increased therapeutic indexes provides an opportunity to address a large unmet need for safer, and potentially more efficacious, cytokine therapeutics for the treatment of cancer. Our PREDATOR platform allows us to engineer cytokines that can be delivered systemically and have activity selectively upon reaching the TME, thus potentially limiting systemic toxicity. We believe this unique profile will help overcome the limitations seen with other cytokine approaches.
Our Solution
Our PREDATOR Platform
We designed our PREDATOR platform to overcome the current limitations of systemic proinflammatory therapies. We use our PREDATOR platform to design molecules with superior tolerability and optimal pharmaceutical properties when administered systemically as inactive prodrugs. They then undergo transformation to an active state upon reaching the TME, thereby delivering the full biological potency of antitumor immune modulation for maximum therapeutic potential.

Our PREDATOR platform is based on protein engineering to combine four critical components into a single INDUKINE molecule, as shown in the figure below.
•Cytokine Domain: An immunostimulatory molecule. Upon tumor specific conditional activation, the released cytokine works as a fully potent agonist, displaying the expected pro-inflammatory mechanism and pharmacology.
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
INDUKINE Molecules
We have rationally engineered INDUKINE molecules to have four key characteristics that we believe provide our product candidates with a unique profile and potential advantages in clinical settings when compared to other cytokines currently approved or in development:
•Optimized Antitumor Activity: The active portion of our INDUKINE molecules consists of a fully potent and functional cytokine molecule delivered directly into the tumor. We believe that delivery of a cytokine molecule into the TME will enable our product candidates to capture the full proinflammatory and immunomodulatory potential of cytokines and potentially result in optimal antitumor activity.
•Enhanced Tolerability: To improve tolerability, our INDUKINE molecules are designed to be administered as inactive prodrugs that employ a tailored, high affinity blockade to minimize off-target toxicity. We aim to prevent peripheral pathway activation, as well as target-mediated disposition in normal tissues, with the goal of minimizing potential toxicity.
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
Our Programs
WTX-124: Our IL-2 INDUKINE Molecule
Overview
Our lead product candidate, WTX-124, is a systemically delivered, conditionally activated IL-2 INDUKINE molecule that we are developing to minimize the severe toxicities observed with rhIL-2 therapy and maximize clinical benefit when administered as monotherapy or in combination with immune checkpoint inhibitors in patients with immunotherapy sensitive advanced or metastatic solid tumors. We believe that these properties will also allow WTX-124 to have potential applicability in indications beyond those for which rhIL-2 therapy is currently approved. Key features of WTX-124 include preservation of full IL-2 potency and function as observed in preclinical studies, high affinity blockade of IL2—IL2R interaction in systemic circulation and non-tumor tissues, half-life extension for optimal tumor exposure and conditional protease activation within the TME due to our proprietary linker.
We designed WTX-124 to address the limitations of next generation IL-2 therapies in development by blocking the binding of IL-2 to the IL-2R in the periphery, thereby inhibiting IL-2 signaling and potentially minimizing toxicities, while maintaining binding to the high affinity IL-2Ra/ß/g in tumors to ensure the full pharmacology of IL-2.
WTX-124 consists of wild-type human IL-2, an IL-2Rß blockade element that eliminates binding to both high and medium affinity IL-2Rs expressed in normal tissues to neutralize IL-2 activity in the periphery, an antibody fragment that extends the circulation half-life and a proprietary linker for cleavage in the TME. As a prodrug, WTX-124 is conditionally activated in the TME to release an IL-2 cytokine to stimulate an antitumor immune response but with reduced peripheral toxicities. In preclinical studies, WTX-124 exhibited favorable pharmacokinetic and tolerability profile with robust antitumor activity driven by the differentiation, activation and expansion of T effector and memory lymphocyte immune responses.
Market Opportunity
We are initially developing WTX-124 in tumor types known to be responsive to IL-2 and/or PD-1 targeting therapies including melanoma, RCC and non-small cell lung cancer. These are aggressive tumor types and many patients will eventually progress following treatment with standard of care. As a result, we believe there is a need for new therapies to improve response and durability. If successfully developed and approved, we believe WTX-124 represents a promising therapeutic option for patients with life-threatening diseases with high unmet medical need, either as monotherapy or in combination with immune checkpoint inhibitors or current or potential future standard of care agents. We have the opportunity to potentially expand upon the patient populations and indications beyond those for which Proleukin (aldesleukin) is approved. We intend to develop WTX-124 as monotherapy and in combination with pembrolizumab, and eventually in combination with other standard of care therapeutics across different lines of therapy.
According to the Checkpoint Inhibitors Global Market Report 2024, the global checkpoint inhibitors market is expected to grow to $55.64 billion in 2028 at a CAGR of 10.1%.
WTX-124 Preclinical Results
The preclinical data for WTX-124 was presented in Cancer Immunology Research “Discovery of a Conditionally Activated IL-2 that Promotes Antitumor Immunity and Induces Tumor Regression” (Nirschl et al., Cancer Immunol Res (2022) 10(5):581-596). Preclinical data from the manuscript for WTX-124 demonstrated that:
•WTX-124, a prodrug containing wild-type IL-2, is selectively processed and activated in tumors and is efficacious in murine models, even in the presence of regulatory T cells;
•WTX-124 activity is dependent on the processing of the prodrug, as a non-cleavable version of WTX-124 (WTX-124-NC) is not efficacious in our models;
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

WTX-124 Clinical Development Plan and Interim Results
We submitted an IND for WTX-124 to the FDA in the second quarter of 2022 and subsequently received FDA clearance. We designed our clinical development strategy for WTX-124 with the goal of achieving rapid proof-of-concept in historically immunotherapy-sensitive tumor types, including melanoma and RCC, indications for which aldesleukin is approved. We initiated a Phase 1/1b clinical trial of WTX-124 for the treatment of relapsed or refractory advanced or metastatic solid tumors as monotherapy and combination therapy with pembrolizumab. This Phase 1/1b clinical trial is designed to assess safety, tolerability and preliminary efficacy. Additionally, we will conduct concurrent biomarker analysis to evaluate proof of mechanism and tumor-selective conditional activation. We announced the initiation of patient dosing in September 2022. During the dose escalation phase of the trial, we expect to identify safe and pharmacodynamically active doses of WTX-124 for the respective dose escalation arms, following which we will open expansion arms for both monotherapy and in combination with pembrolizumab in advanced or metastatic renal cell cancer and advanced or metastatic cutaneous malignant melanoma. Other expansion arms may be added to enroll additional indications of interest.
In November 2023, at the 38th Annual Meeting of the Society for Immunotherapy Cancer, or SITC, we presented preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial. The preliminary data established proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. The preliminary data, collected as of October 18, 2023, from 16 heavily pretreated patients from the first four monotherapy dose escalation cohorts (1, 3, 6, and 12 mg), was supportive of continued dose escalation. The preliminary data demonstrated that WTX-124 was generally well tolerated up to and including the 12 mg dose level, with no Grade 3 or higher treatment-emergent adverse events. At the 12 mg dose level, WTX-124 shrank treatment-refractory tumor metastatic deposits in three of five patients evaluable as of the data cutoff date of November 1, 2024. Dose escalation is ongoing in the monotherapy and combination therapy arms of the trial.
In the first half of 2024, we expect to report updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, select a recommended dose for expansion and initiate monotherapy dose expansion arms, and report initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial.
The rationale for our clinical development strategy is as follows:
•IL-2 has been shown to have single agent activity in some cancers. Aldesleukin is approved for the treatment of metastatic RCC and metastatic melanoma. However, due to the toxicity associated with aldesleukin, which is noted in a black box warning, the drug is used infrequently. We believe, based on the mechanism of action of WTX-124, that it may be able to achieve higher intratumoral exposures of IL-2 than aldesleukin with minimal systemic toxicity, leading to monotherapy antitumor immune responses in patients with historically immunotherapy-sensitive tumor types who have progressed on, or subsequent to, immune checkpoint inhibitor therapy. Our preclinical data with WTX-124 show that WTX-124 has single agent antitumor activity in mouse tumor models and was well-tolerated. WTX-124 was also tolerated in NHPs at doses greater than predicted to be required for antitumor activity based on modeling the mouse tumor data. The data in our Phase 1/1b clinical trial has demonstrated monotherapy antitumor activity at doses safely delivered in the outpatient setting. Single agent activity with competitor IL-2 compounds has been limited, potentially affording an opportunity for us to pursue an expedited clinical development and regulatory strategy for WTX-124 if we can continue to show positive single arm efficacy data in a relapsed or refractory tumor type with high unmet medical need.
•IL-2 agonists and immune checkpoint inhibitors may act synergistically to enhance antitumor immune response. Clinical results have shown that aldesleukin induces responses as a single agent in patients who have progressed on immune checkpoint inhibitors. Our preclinical data with WTX-124 highlight the potential benefit of WTX-124 when combined with an anti-PD-1 antibody. These results suggest that combining novel IL-2 therapies with checkpoint inhibitors merits further evaluation as a regimen for treating cancer.
WTX-330: Our IL-12 INDUKINE Molecule
Overview
Our second product candidate, WTX-330, is a systemically delivered, conditionally activated IL-12 INDUKINE molecule that we are developing to minimize the severe toxicities observed with recombinant human IL-12, or rhIL-12, therapy and maximize clinical benefit when administered as monotherapy or in combination with standard of care therapies including checkpoint inhibitors in relapsed or refractory advanced or metastatic solid tumors or lymphoma.
IL-12 is a potent, pleiotropic cytokine for immune-mediated killing of cancer cells, whose mechanism of action includes stimulation of both innate and adaptive immune responses. IL-12 is a heterodimeric cytokine (p70) containing two subunits (p35 and p40). A subset of antigen-presenting cells, such as DCs, produce IL-12 upon activation, during the antigen presentation process. Binding of IL-12 to the IL-12R expressed on multiple immune cell populations activates the JAK/STAT signaling pathway resulting in helper T cell differentiation, activation of cytotoxic NK and T cells, and inhibition or reprogramming of immunosuppressive cells such as tumor-associated macrophages or myeloid-derived suppressor cells. IL-12 also increases the expression of antigen-presentation machinery, which is necessary to initiate an immune response in tumors that have not naturally stimulated an antitumor immune response, also referred to as “cold” tumors. IL-12 induces the production of interferon gamma, or IFNγ, a potent proinflammatory mediator of the downstream activities of IL-12 signaling. IFNγ, in turn, increases the production of IL-12 by mature DCs aiding in their antigen presentation capacity and driving activation of effector T cells. Numerous studies conducted by others have demonstrated that IL-12 treatment has significant antitumor activity in a range of preclinical models, with the induction of a long-lasting antitumor immune memory.
Due to the robust antitumor activity seen in preclinical studies, there has been significant interest in developing rhIL-12 therapy for advanced solid tumors. In early clinical trials conducted by a third party, the use of systemically administered rhIL-12 produced evidence of clinical activity in several tumor types, including RCC, melanoma and non-Hodgkin’s lymphoma. However, the systemic administration of rhIL-12 was shown to be toxic, resulting in the death of two patients in one Phase 2 trial and multiple hospitalizations. Additional trials at tolerated doses yielded modest clinical activity, potentially due to a lack of sufficient and durable exposure of rhIL-12 in the TME at lower doses.
WTX-330 is designed to improve the pharmacological properties of IL-12 and require less frequent systemic administration. The prodrug is designed to remain inactive while circulating in the periphery and is activated preferentially in the TME to release an IL-12 cytokine. We believe activation of WTX-330 in the TME has the potential to stimulate a robust antitumor immune response while minimizing the peripheral toxicities that have been associated with systemic administration of rhIL-12 therapy. Key features of WTX-330 include high affinity blockade of IL-12 – IL-12R interaction in systemic circulation and non-tumor tissues, half-life extension for optimal tumor exposure and conditional protease activation due to our proprietary linker. In preclinical studies, we have observed high antitumor activity of an IL-12 INDUKINE surrogate molecule across a broad range of preclinical tumor models and that it has a favorable pharmacokinetic and tolerability profile.
WTX-330 Preclinical Results
The preclinical data for WTX-330 was presented in Cancer Immunology Research “mWTX-330, an IL-12 INDUKINE Molecule, Activates and Reshapes Tumor-Infiltrating CD8+ T and NK Cells to Generate Antitumor Immunity” (Nirschl et al., Cancer Immunol Res (2023) 11(7):962-977). Preclinical data from the manuscript for WTX-330 demonstrated that:
•WTX-330 demonstrates antitumor activity in syngeneic mouse models and expands the therapeutic window compared to rIL-12;
•WTX-330 potently inhibits tumor growth in MC38, CT26, B16F10 and EMT6 mouse tumor models;
•Changes in immune profiles in mouse tumors after IL-12 INDUKINE therapy support a mechanism of action similar to rIL-12;
•Systemic administration of mWTX-330 results in significant increase in the frequency of polyfunctional CD8+ T cells among intratumoral CD8+ T cells as well as significantly increased IL-12 and IFNγ signaling by intratumoral CD8+ T cells;
•mWTX-330 treatment metabolically reinvigorates effector cells in the TME, significantly increasing mitochondrial respiration by tumor infiltrating CD8+ T cells as well as NK cells; and
•WTX-330, a fully human IL-12 INDUKINE™ molecule, has inducible activity and is preferentially activated in the presence of primary human dissociated tumor samples.
WTX-330 Clinical Development Plan
We submitted an IND for WTX-330 to the FDA in the third quarter of 2022 and subsequently received FDA clearance in the fourth quarter of 2022. In February 2023, we initiated patient dosing in our Phase 1 clinical trial of WTX-330 for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, and enrollment in the dose escalation cohorts is ongoing. In this Phase 1 trial, we are evaluating safety and tolerability, pharmacokinetics, biomarker changes and preliminary signs of antitumor activity. We believe the administration of WTX-330 to patients with relapsed or refractory advanced or metastatic solid tumors or lymphoma, in particular those who are resistant to checkpoint inhibitors or for whom checkpoint inhibitors are not indicated, could demonstrate clinical benefit as monotherapy, with the potential for us to pursue an expedited clinical development and regulatory strategy if we are able to show positive single arm efficacy data in a relapsed or refractory tumor type with high unmet medical need. We plan to report initial data from the Phase 1 clinical trial in the second quarter of 2024.

JZP898: IFNα INDUKINE Molecule Licensed Globally to Jazz Pharmaceuticals
Overview
JZP898 (formerly WTX-613) is a systemically delivered, conditionally activated IFNα INDUKINE molecule that we are collaborating with Jazz to develop to minimize the severe toxicities that have been observed with recombinant human IFNα, or rhIFNα, therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors or other standard of care therapy.
IFNα is a member of the type-I IFN family and a proinflammatory cytokine that exerts dual mechanisms of inhibiting tumor cell growth through both cytotoxic effects directly on tumor cells as well as driving antitumor immune responses. While IFNα can inhibit proliferation and induce direct cell apoptosis of some cancer cell types, this mechanism by itself is unlikely to be sufficient to fully control tumor growth. The additional ability of IFNα to activate and engage different cells of the immune system makes IFNα a potentially effective antitumor agent. IFNα activation of the immune response can occur directly by engagement of IFNARs on immune cells or indirectly by the induction of chemokines that attract immune cells to the tumor site. IFNα can activate NK cells, enhance their ability to kill and increase their production of IFNγ. Furthermore, it can increase macrophage activation and support differentiation and activation of DCs. Lastly, IFNα can have a direct effect on B lymphocytes as well as T lymphocytes where IFNα favors the differentiation of naïve CD4+ T cells into helper T cells and directly activates CD8+ T cells, augmenting their IFNγ production and survival.
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
Jazz Pharmaceuticals Global Collaboration and License
In April 2022, we entered into a global collaboration and license agreement, or the Collaboration Agreement, with Jazz under which Jazz acquired exclusive global development and commercialization rights to WTX-613, which has subsequently been designated JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Pursuant to the terms of the Collaboration Agreement, we are responsible for certain preclinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products.
Jazz received IND application clearance from the FDA for JZP898 in the third quarter of 2023 and initiated a Phase 1 clinical trial in the fourth quarter of 2023.
WTX-712: Our IL-21 INDUKINE Molecule
WTX-712 is a systemically delivered, conditionally activated IL-21 INDUKINE molecule. IL-21 is a pluripotent cytokine that activates antitumor T cell responses, induces B cell activation, and promotes generation and maintenance of germinal centers and tertiary lymphoid structures. A member of the common g-chain family of cytokines, IL-21 acts on a broader range of cells than IL-2 and does not induce vascular leak syndrome. Despite being a potent inducer of immune activation, IL-21 development has been hampered by poor PK properties and adverse events at dose levels associated with antitumor activity. WTX-712 is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit. We plan to present preclinical data from WTX-712 in the first half of 2024.
WTX-518: Our IL-18 INDUKINE Molecule
We have recently nominated WTX-518 as our next preclinical development candidate. WTX-518 is a systemically delivered, conditionally activated IL-18 INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the tumor microenvironment resulting in antitumor immunity. We plan to present preclinical data from WTX-518 in the first half of 2024.
Our Early Stage Programs
In addition to IL-2, IL-12, IFNα, IL-21 and IL-18, we are also applying our novel engineering approach to other targets and modalities. We believe that additional pro-inflammatory cytokines have the potential to empower the immune system in its fight against cancer and inflammatory diseases.

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
Our lead product candidate, WTX-124, if approved, may face competition from other IL-2 based cancer therapies. Proleukin (aldesleukin) has been approved and is marketed for the treatment of both metastatic RCC and metastatic melanoma. In addition, we are aware of numerous clinical and preclinical IL-2 molecules using different platforms being developed for oncology indications, including programs from Anaveon AG, Anwita Biosciences, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., DEKA Biosciences, Inc., Merck & Co., Inc., Medicenna Therapeutics Corp., Mural Oncology PLC, F. Hoffmann-La Roche AG, Synthekine, Inc., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Philogen S.p.A., OncoSec Medical Incorporated, Sonnet BioTherapeutics, Inc., Xilio Therapeutics, Inc., and Zymeworks Inc.
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
Manufacturing
To date, we have produced limited quantities of our product candidates at our own facilities for preclinical evaluation. We do not own manufacturing facilities capable of producing drug product for clinical trials or at clinical scale. We must manufacture drug product for clinical trial use in compliance with current Good Manufacturing Practices, or cGMPs, or similar foreign standards. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture cGMP drug substance or filled drug product for use in human clinical trials. As a result, we rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies. We will also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our product candidates investigational drug products.
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
Intellectual Property
Our intellectual property is critical to our business, and we strive to protect it, including by seeking to obtain and maintaining patent protection in the United States and internationally to cover our product candidates, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets and proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
Our patent portfolio includes patents and patent applications with composition of matter and method of use claims with respect to our product candidates, WTX-124, WTX-330, JZP898, WTX-712 and WTX-518, and claims directed to our PREDATOR platform technology. For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we will seek to identify additional opportunities for obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, processes for manufacture, formulation and dosing regimen-related claims.
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
Our patent portfolio, including patents and patent applications that we own and comprises about 23 patent families that are in various stages of the patent application filing and examination process in various jurisdictions worldwide, and include claims to our product candidates and claims directed to our PREDATOR platform technology for potential products and developments. The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of February 29, 2024, our patent portfolio included approximately six (6) issued patents in the United States, approximately thirty (30) pending U.S. provisional or non-provisional patent applications, five (5) pending international patent applications filed under the PCT and approximately ninety five (95) pending foreign patent applications, including pending applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore, South Africa and Taiwan. These patent applications, if issued, are expected to expire on various dates from 2039 through about 2044, in each case without taking into account any possible patent term extension that may be available.
Our patent portfolio on our PREDATOR platform technology includes two patent families directed to protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers and methods of making libraries and screening libraries to identify linkers with desired properties. One of the patent families includes one issued U.S. patent with claims directed to protease cleavable linkers, and pending applications in the United States, Australia, Brazil, Canada, China, European Patent Office, Israel, India, Japan, Republic of Korea, Mexico and Singapore. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. The second patent family currently consists of a pending U.S. provisional application. We plan to file an international patent application under the PCT based on this provisional application before applicable deadlines.
Our patent portfolio also includes patent and patent applications that we license from Harpoon Therapeutics, Inc., or Harpoon.
Our patent portfolio for each of the product candidates is summarized below.
WTX-124
We own five patent families directed to IL-2 INDUKINE molecules and our WTX-124 product candidate. One of the families includes patents issued in the U.S. (three patents), Australia, and Europe with certain composition of matter claims with respect to IL-2 INDUKINE molecules and WTX-124. We have also filed pending U.S. applications and pending foreign patent applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending applications in U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims direct to certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. These applications also claim certain compositions of matter and method of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through to 2040, excluding any extension of patent term that may be available. A third patent family that we co-own currently includes a pending PCT application and pending applications in Canada, Japan, and the U.S. that claim certain pharmaceutical compositions and methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in other jurisdictions before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fourth patent family currently includes a pending PCT application that claims certain methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in the United States and other jurisdictions before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fifth patent family also includes a pending PCT application and pending applications in Australia, Canada, Japan, Taiwan, and the U.S. that claim certain methods of use with respect our IL-2 INDUKINE molecules and our WTX-124 product candidate. This family also claims certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and INF-a INDUKINE molecules and WTX-613. We intend to file national applications in other jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available.
WTX-330
We own five families directed to IL-12 INDUKINE molecules and our WTX-330 product candidate. One of the families includes patents issued in the U.S. (two patents) with certain composition of matter claims with respect to IL-12 INDUKINE molecules. We have also filed a pending U.S. application and pending foreign applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and WTX-330. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending patent applications in the U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to WTX-330. The 20-year term for patents in this family runs through to 2041, excluding any extension of patent term that may be available. Our third patent family currently consists of an international application filed under the PCT directed to certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate. We intend to file national applications in the United States and other jurisdictions before applicable deadlines. The 20-year term for patents based on this international application will run through 2043, excluding any extension of patent term that may be available. Our fourth patent family currently includes a pending PCT application and pending applications in Australia, Canada, Japan, Taiwan, and the U.S. that claim certain methods of use of IL-12 INDUKINE molecules and our WTX-330 product candidate. This family also claims certain methods of use with respect to INF-a INDUKINE molecules and WTX-613, and IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in other jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available.
WTX-613
We own five patent families directed to our INF-a INDUKINE molecules and our WTX-613 product candidate. We own a first patent family that includes pending foreign applications in United States, Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending patent applications in U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to WTX-613. These applications also claim certain compositions of matter and method of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. We filed a pending application in the United States that combined the disclosures of the first and second families and claims compositions of matter and certain methods of use with respect to WTX-613. The 20-year term for patents based on the pending U.S. application will run through to 2039 or 2040, depending on the particular claims, excluding any extension of patent term that may be available. Our third patent family includes a pending PCT application and pending applications in Canada, Japan, Taiwan, and the U.S. that claim certain compositions of matter and methods of use with respect our INF-a INDUKINE molecules. We intend to file national applications in other jurisdictions based on the pending PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fourth patent family also includes a pending PCT application and pending applications in Australia, Canada, Japan, Taiwan, and the U.S. that claim certain methods of use with respect to INF-a INDUKINE molecules and WTX-613. This family also claims certain methods of use of with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and IL-2 INDUKINE molecules and our WTX-124 product candidate. We intend to file national applications in other jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fifth patent family currently consists of a pending U.S. provisional application directed to certain methods of use with respect to WTX-613.
WTX-712
We own a patent family directed to our IL-21 INDUKINE molecules and our WTX-712 product candidate. This patent family includes a pending U.S. provisional application that claims certain compositions of matter and method of use with respect to WTX-712. We intend to file an international application under the PCT before the applicable deadline. The 20-year term for patents in this family runs through to 2043, excluding any extension of patent term that may be available.
WTX-518
We own a patent family directed to our IL-18 INDUKINE molecules and our WTX-518 product candidate. This patent family includes a pending U.S. provisional application that claims certain compositions of matter and method of use with respect to WTX-518. We intend to file an international application under the PCT before applicable deadlines.
In-Licensed Patents
We have licensed from Harpoon certain patents that are directed to single immunoglobulin variable domains that bind human serum albumin. We use the licensed technology in our current product candidates and may use the technology in additional development candidates we discover in the future. The licensed patent family includes granted U.S. patents and pending applications, and pending applications in Brazil, India, Canada, Japan, Mexico, Singapore, Australia, Eurasian Patent Organization, Republic of Korea, European Patent Office, China, and Israel. The 20-year term for the licensed patents runs through 2037, excluding any extension of patent term that may be available. See the discussion under “License Agreement with Harpoon Therapeutics, Inc.” for more information regarding our license agreement with Harpoon.
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
In October 2018, we and Harpoon amended the Harpoon Agreement by entering into a First Amended and Restated Assignment and License Agreement, which amended certain terms of the original agreement, but did not change the terms of the license to us, patent assignments between the parties or payments due to Harpoon.
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
Amended and Restated Royalty Transfer Agreement
In December 2017, in connection with our sale of convertible promissory notes, we entered into a royalty transfer agreement with MPM Oncology Impact Fund Charitable Foundation, Inc., or MPM Charitable Foundation, and UBS Optimus Foundation, or the Royalty Transfer Agreement. Under the Royalty Transfer Agreement, we agreed to pay a royalty of 0.5% of net sales of our products to each of MPM Charitable Foundation and UBS Optimus Foundation. In August 2019, we amended the Royalty Transfer Agreement by entering into an amended and restated royalty transfer agreement, or the Amended Royalty Transfer Agreement, which provided that only products in our product pipeline at the time of our initial public offering or a change in control would be subject to the royalty on net sales. Under the Amended Royalty Transfer Agreement, our obligation to pay a royalty expires on a product-by-product and country-by-country basis upon the later of the 12th anniversary of the first commercial sale of such product in such country and expiration of the last valid claim in such country covering such product. The royalty rate is subject to a specified reduction for lack of any valid claim covering such product in a country. The obligation to pay royalties under the Amended Royalty Transfer Agreement shall not apply to any product that would only infringe our intellectual property rights that are discovered or developed after our initial public offering or to any product of an acquirer, assignee of the agreement or merger partner of us so long as such product does not incorporate any of our pre-acquisition intellectual property.
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
Review and Approval of Drugs and Biologics in the United States
In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:
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
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication and the safety, potency and purity of the proposed biological product for each proposed indication;
•submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biological license application, or BLA, for a biological product requesting marketing for one or more proposed indications;
•review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
•completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure the product’s identity, strength, quality and purity;
•completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA or BLA;
•FDA review and approval of the NDA or BLA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
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
The IND and IRB Processes
An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects and patients will be exposed to unreasonable health risks and to address any other issues, including chemistry, manufacturing and controls, or CMC, for the proposed product. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds imposed by the FDA may be a result of new data, findings, or developments in clinical, nonclinical, and CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or data monitoring committee. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk or for other reasons.
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
In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
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

Interactions with FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before a BLA is submitted (pre-BLA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics, and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.
Clinical Studies Outside the United States in Support of FDA Approval
In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
Manufacturing and cGMP requirements
Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
The FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements.
Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit an initial Pediatric Study Plan, or PSP, prior to the assessment data. The PSP must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has taken steps to limit what it considers abuse of this statutory exemption. Further, Section 505B of the FDCA, as amended by the FDA Reauthorization Act of 2017, or FDARA, requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the Secretary determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.
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
The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the fee required for the submission and review of an application under the Prescription Drug User Fee Act, or the PDUFA, is substantial (for example, for federal fiscal year 2024 this application fee is approximately $4.05 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $416,000 per eligible prescription product for federal fiscal year 2024. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.
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
Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
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
Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP standards and the integrity of the clinical data supporting the application. With the passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.
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
The FDA’s Decision on an NDA or BLA
After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product in the NDA or BLA.
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
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
In addition, changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place but, in August 2023, the FDA set a one-year period in which it would exercise its enforcement discretion with respect to these requirements.
Finally, the FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that it will consider in determining the intended use of a drug or biologic.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
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
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.
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
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to license a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to license a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may license multiple first interchangeable biosimilar biological products so long as the products are all licensed on the first day on which such a product is approved as interchangeable with the reference product.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not license a biosimilar product until 12 years from the date on which the reference product was licensed. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars licensed as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.
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
If a product with orphan drug designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan drug exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. If a drug or biologic designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a company with orphan drug exclusivity is not able to meet market demand and in cases where a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a subsequent product to show clinical superiority in order to break the previous product’s orphan drug exclusivity applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017 but have not yet been approved or licensed by FDA.
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan drug exclusivity to the uses or indications for which the orphan drug was approved.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity. For drug products, the six-month period of exclusivity may be attached to the term of any existing patent or regulatory exclusivity. For biologic products, the six-month period may only be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity for drugs and biologics, or patent protection that covers a drug product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
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
Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:
•federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services, or the CMS, within the HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption such as the Foreign Corrupt Practices Act, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.
Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.
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
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031.
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Pharmaceutical Price Reform
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations included an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.
Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directed HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Medicare Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Medicare Part D drugs in 2028, and 20 Medicare Part B or Medicare Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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
Federal and State Data Privacy Laws
There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them.
Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.
At the state level, California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities.
In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024.
Human Capital
As of December 31, 2023, we had 47 full-time employees, including a total of 20 employees with M.D. or Ph.D. degrees. Of these full-time employees, 34 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
Corporate Information
Our principal offices are located at 200 Talcott Ave, 2nd Floor, Watertown, Massachusetts, 02472, and our telephone number is (617) 952-0555.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $37.4 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $344.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
•successfully submit investigational new drug, or IND, submissions to the U.S. Food and Drug Administration, or FDA, for any future product candidates;
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

As of December 31, 2023, we had cash and cash equivalents of $134.3 million. We expect that our cash and cash equivalents as of December 31, 2023, and gross proceeds of $17.7 million under the at-the-market sales facility received from January 1, 2024 through March 1, 2024, will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with pembrolizumab and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
Our future capital requirements, both short-term and long-term, will depend on many factors, including:
•the scope, progress, timing, costs and results of researching and developing our current product candidates, including with respect to WTX-124 and WTX-330, or any future product candidates;
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
Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. The incurrence of indebtedness would result in payment obligations and could require us to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Further, our ability to obtain additional debt financing may be limited by covenants we have made under our amended and restated loan and security agreement, or the Loan Agreement, with Pacific Western Bank, or PWB, including our pledge to PWB of substantially all of our assets, other than our intellectual property, as collateral. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
Changes in tax laws or in their implementation or interpretation may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2017, or TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES

Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely but no longer carried back). In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).
In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or the IRA, which was signed into law in August 2022, also introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards of $96.6 million and $44.9 million, respectively. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our prior private placement financings or other transactions, we have experienced ownership changes on June 10, 2019, August 2, 2019 and August 31, 2022, and we may in the future experience ownership changes as a result of subsequent changes in our stock ownership for purposes of Section 382. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income are subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations. There is also a risk that due to regulatory changes, such as suspension of the use of net operating losses, or for other unforeseen reasons, our existing net operating losses and other tax attributes could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing net operating loss carryforwards that may significantly impact our ability to utilize net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our net operating losses and other tax attributes.
Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates
We are early in our development efforts and our current product candidates will require successful completion of preclinical and clinical development before we can seek regulatory approval for any product candidates.
We are early in our development efforts and have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform. Our lead product candidates are in the early stages of clinical trial development. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
We are not permitted to market any biological product in the United States until we receive approval of a Biologics License Application, or BLA, or a new drug application, or NDA, from the FDA. We have not previously submitted a BLA or an NDA to the FDA, or similar marketing application to comparable foreign regulatory authorities. A BLA or an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA or an NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.
FDA approval of a BLA or an NDA is not guaranteed, and the review and approval process is expensive and uncertain and may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA or NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.
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
•receipt of marketing approvals from applicable regulatory authorities, including BLAs or NDAs from the FDA and maintaining such approvals;
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
Manufacturing INDUKINE molecules is subject to risk since they are a novel class of multi-domain biologics that include protease cleavable linkers, and they have never been produced on a commercial scale. We may be unable to manufacture INDUKINE molecules at the scale needed for late-stage clinical development and commercial production on a timely basis or at all, which would adversely affect our ability to conduct clinical trials and seek regulatory approvals or commercialize our programs, which would have an adverse effect on our business.
The manufacturing cell line currently in use, and any future cell line that may be used, to manufacture multi-domain proteins that include our protease cleavable linkers presents a risk that unintended proteolysis may occur during the manufacture of INDUKINE molecules and that undesired fragments may not be able to be sufficiently removed by the purification process. The novel multi-domain composition of INDUKINE molecules may present a risk due to its complexity and challenges inherent to the manufacture of biologics. As a result, the risk of delays or failure in the manufacture of our INDUKINE molecules is high. Additionally, each INDUKINE molecule that we may develop is unique, from a manufacturing perspective, so any learnings from the manufacture of other INDUKINE molecules may not apply to the manufacture of new INDUKINE molecules. Before commencing clinical trials for new product candidates, the manufactured INDUKINE molecules must complete extensive analytical testing and be qualified for use in human studies. We cannot be certain of the timely completion or outcome of our analytical testing and suitability for human studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical material or if the outcome of our analytical testing will ultimately support the further development of future programs or clinical trials. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any future clinical programs on the timelines we expect, if at all, and we cannot be sure that the submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing future clinical trials to begin. In addition, we cannot be certain that we will be able to produce product candidates at the scale required for our clinical trials and, for any approved products, commercial production on a timely basis or at all, which could also have an adverse effect on our business.
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
•we or our third party contractors may experience delays due to complications associated with public health crises such as the COVID-19 pandemic;
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
Similarly, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are not able to adapt to these and other changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
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
•the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•factors we may not be able to control, including the impacts of public health crises such as the COVID-19 pandemic, which may limit the availability of patients, principal investigators or staff or clinical sites.
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
We are developing WTX-124, and could potentially develop WTX-330 and other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, we are conducting a clinical trial of WTX-124 both as monotherapy and in combination with pembrolizumab. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.
Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our clinical trial for WTX-124 in combination with pembrolizumab may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in such clinical trials. Checkpoint inhibitors have been shown to have adverse events, including immune-related adverse events involving the lung, liver and other organ systems, which may limit the maximum dose in our clinical trials or otherwise negatively impact our combination clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, quality, and manufacturing and supply issues with respect to the third-party drug.
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin), a synthetic protein very similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware that a number of other companies have modified IL-2 programs in development for the treatment of cancer, including Anaveon AG, Anwita Biosciences, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., DEKA Biosciences, Inc., Merck & Co., Inc., Medicenna Therapeutics Corp., Mural Oncology PLC, F. Hoffmann-La Roche AG, Synthekine, Inc., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Philogen S.p.A., OncoSec Medical Incorporated, Sonnet BioTherapeutics, Inc., Xilio Therapeutics, Inc. and Zymeworks Inc.
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
We expect that WTX-124 and WTX-330, and other product candidates we develop, will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
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
We depend, and expect to continue to depend, upon third parties, including independent investigators and contract research organizations, or CROs, to conduct preclinical studies and clinical trials. We expect to have to negotiate budgets and contracts with CROs and trial sites, and any of these third parties may terminate their engagements with us at any time, any of which may result in delays to our development timelines and increased costs.
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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply, a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications, and additional CMOs to provide drug substance and drug product manufacturing for JZP898. To support the manufacture of drug substance and drug product, our CMOs will conduct substantial analytical testing of drug substance and vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our combination clinical trial of WTX-124 with pembrolizumab, an immune checkpoint inhibitor, we will need to procure supply of pembrolizumab for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. For example, in April 2022, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha, or IFNα, INDUKINE molecule, JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria. We may also enter into collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, JZP898, WTX-712, WTX-518 or another product candidate we develop in the future is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, JZP898, WTX-712, WTX-518 and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE constructs we may not be able to obtain intellectual property to broad INDUKINE polypeptides or engineered INDUKINE constructs.
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
Further, under the Pediatric Research Equity Act, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
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
In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.
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
The FDA may further re-evaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, it will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
In addition, later discovery of previously unknown adverse events or other problems with any product for which we may obtain marketing approval and its manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:
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
Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.
On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. However, the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.
Post-approval restrictions apply to the approval of products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.
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
Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.
The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as qui tam actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as whistleblower suits, are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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
The benefits of a PRIME designation include the appointment of a rapporteur from the Committee for Human Medicinal Products to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
Accelerated approval by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of any of our current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.
Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform an adequate and well-controlled post-marketing confirmatory clinical trial or trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA or NDA for accelerated approval or any other form of expedited development, review or approval for any of our current or future product candidates. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.
The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
With passage of the Food and Drug Omnibus Reform Act, or FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance closely if we seek accelerated approval for any of our products. Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.
In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.
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
We or our contract manufacturer must supply all necessary documentation in support of a BLA or an NDA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidate. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.
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
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the U.S. Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may also be caused by events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
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
The ACA substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in June 2021, the U.S. Supreme Court dismissed a legal action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Current and future legislative efforts may limit the costs for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Center for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Executive Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
In the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information that may be applicable to our current and future activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The FTC and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

A wide range of enforcement agencies at both the state and federal levels can review companies for privacy and data security concerns based on general consumer protection laws. For example, the FTC and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. In addition to the risks associated with enforcement activities, there also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated the law, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
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
As of December 31, 2023, we had 47 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
Our business could be negatively affected by cyberattacks or a deficiency in our cybersecurity.
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Moreover, certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.
Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, vendors, and consultants may be vulnerable to damage from cybersecurity risks, including attempts to gain unauthorized access to and to harm sensitive or confidential information and networks, insider threats, and ransomware. These vulnerabilities may be heightened as a result of flexible work arrangements, including hybrid or remote work policies implemented by us and our third-party contractors, that were first adopted in response to the COVID-19 pandemic and have continued by many businesses in an effort to attract and retain talent.

Investigations into and remedial efforts in connection with any security incidents, even those with immaterial impact, can be costly and time-consuming and could be material, or cause significant disruption, to our business. For example, the loss of clinical trial data from ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials. We depend on these third parties to implement adequate controls and safeguards to protect against and report cybersecurity incidents. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
Cybersecurity threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or otherwise protected information; corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cybersecurity threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third parties. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.
Certain data breaches must also be reported to affected individuals and various government and/or regulatory agencies, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply.
Our insurance policies may not be adequate to compensate us for the potential losses arising from breaches, failures or disruptions of our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Business disruptions and unfavorable economic conditions could seriously harm our business, future revenue and financial condition, and could increase our costs and expenses.
We depend on our employees, consultants, contract manufacturers, and CROs, and other parties, for the continued operation of our business. Our or their operations could be significantly disrupted by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, ice and snowstorms, extreme weather conditions, medical epidemics or pandemics, wars or other armed conflicts, geopolitical tensions or trade wars, terrorist attacks, and other natural or man-made disasters or business interruptions, for which we are, and they may be, predominantly self-insured. Because we rely on third-party contract manufacturers to produce our product candidates, our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
In addition, unfavorable economic conditions both inside and outside the U.S., including, without limitation, heightened inflation, capital market volatility, interest rate and currency rate fluctuations, any potential economic slowdown or recession, banking disruptions, public health crises such as the COVID-19 pandemic and geopolitical events, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia and conflict in the Middle East), have resulted in a significant disruption of global financial markets. If the disruption persists or deepens, we could experience an increase in our costs and expenses, including an increase in financing costs, and restrictions on our access to potential sources of future capital. If we are unable to raise additional capital when needed or on attractive terms, our business, financial condition, stock price and results of operations could be adversely affected, and we could be forced to delay, reduce or altogether terminate one or more current or future research and development programs. Further, we hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions, and if a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of any uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. Any of the foregoing could harm our business, future revenue and financial condition.

A variety of risks associated with marketing our product candidates internationally, if approved, could materially adversely affect our business.
We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
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
Our stock price is likely be volatile. For example, from January 1, 2023, until March 1, 2024, our stock price has ranged from $1.57 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
In the second quarter of 2023, we identified a material weakness in our internal control over financial reporting, and that weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. Our inability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence.
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
We identified a material weakness in the second quarter of 2023 in our internal control over financial reporting. The material weakness that we identified related to design and operating deficiencies in our purchasing process, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders. During 2023, we took a number of actions, including the efforts outlined in Part II, Item 9A of this Annual Report on Form 10-K, designed to improve our internal control over financial reporting to remediate these material weaknesses.
We believe significant progress was made in 2023 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2023, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2023. As a result, management has concluded that the material weaknesses were not fully remediated as of December 31, 2023, and that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2023.
We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. Management remains committed to the implementation of remediation efforts to address these material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012 or a smaller reporting company with less than $100.0 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.
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
Provisions in our restated certificate of incorporation, or our certificate of incorporation, and our second amended and restated bylaws, or our bylaws, may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have certain processes for the identification, assessment, and mitigation of cybersecurity risks which are incorporated into our overall risk management processes in coordination with our information technology function. Such processes include physical, procedural and technical safeguards, and routine review of our policies and procedures to identify risks and improve our practices. We conduct cybersecurity training and testing for all of our employees covering timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, and mobile security, and we educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We engage third-party consultants to enhance our cybersecurity oversight and conduct penetration testing and vulnerability assessments. Further, we consider the cybersecurity practices of our third-party service providers, including through a general security assessment and contractual requirements, as appropriate, before engaging them in order to help protect us from any related vulnerabilities.
We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches” in the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report.
Our Director of Operations leads the operational oversight of the company-wide cybersecurity strategy, policy, standards and processes. The Director of Operations role is currently held by an individual who has over two decades of professional IT management experience and possesses the requisite education, skills and experience expected to perform such a duty. In addition, our Director of Operations as well as leaders from our operations, finance, and legal departments, are responsible for documenting, reviewing, and assessing our cybersecurity processes, monitoring for cybersecurity incidents, and periodically reporting on cybersecurity risks and risk management to the audit committee of our board of directors. The audit committee of the board of directors provides oversight of our cybersecurity risk as part of its periodic review of enterprise risk management. The audit committee provides regular updates to our board of directors regarding such oversight, including updates on the status of ongoing cybersecurity projects, the results of cybersecurity risk assessments, and the emerging cybersecurity threat landscape. Additionally, the board of directors reviews our enterprise risk management processes periodically and is notified by management between management updates regarding significant new cybersecurity threats or incidents.
Item 2. Properties
Our principal facilities consist of office and laboratory space. We currently occupy 25,778 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in May 2030. We believe that our existing facilities will be adequate and suitable for our needs for the foreseeable future.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock trades on The Nasdaq Global Select Market under the symbol HOWL. As of March 1, 2024, we had approximately 21 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In November 2023, we announced preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial. The preliminary data established proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. The preliminary data included data collected as of October 18, 2023, from 16 heavily pretreated patients from the first four monotherapy dose escalation cohorts (1, 3, 6, and 12 mg) supportive of continued dose escalation. Dose escalation is ongoing in the monotherapy and combination therapy arms of the trial. In the first half of 2024, we expect to report updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, select a recommended dose for expansion and initiate monotherapy dose expansion arms, and report initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial.
We are also currently evaluating WTX-330 in a Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, to be followed by expansion arms in relapsed/refractory tumors following treatment with checkpoint inhibitors or tumors for which checkpoint inhibitors are not approved. We announced the initiation of patient dosing in February 2023. The trial is currently open for enrollment. We plan to report initial data from the Phase 1 clinical trial in the second quarter of 2024.
In April 2022, we entered into a global collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, under which Jazz acquired exclusive global development and commercialization rights related to Interferon alpha, or IFNα, INDUKINE molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Pursuant to the terms of the Collaboration Agreement, we are responsible for certain preclinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse us for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products. Jazz received IND application clearance from the FDA for JZP898 in July 2023 and initiated a Phase 1 clinical trial of JZP898 in the fourth quarter of 2023.
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. For the years ended December 31, 2023 and 2022, we recognized $19.9 million and $16.4 million of revenue, respectively. Revenue from the transaction price for the Collaboration Agreement is recognized based on a cost-to-cost input method for both periods and includes upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the year ended December 31, 2023, we re-evaluated this assessment and concluded that a $5.0 million variable consideration payment should be added to the transaction price, resulting in a cumulative catch-up of revenue of $4.2 million recognized during the year ended December 31, 2023.
In the future, our ability to generate revenue from the Collaboration Agreement will depend on successfully achieving the various development and regulatory and sales-based milestones, as well as incurring costs for research activities that are reimbursable by Jazz. We may also generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that potential future revenue, if any, will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Collaboration Agreement and as a result of the timing and amount of milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Our external development costs were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
JZP898	$7,380	$8,181
WTX-330	4,698	13,702
WTX-124	2,867	8,461
WTX-712	1,040	—
WTX-518	149	—
Pre-development candidates	2,360	2,588
Total external development costs	$18,494	$32,932
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330, continue preclinical development of WTX-712 and WTX-518, and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 will generally be reimbursed by Jazz.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel in our executive, finance, people operations, business development, legal, information technology and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, audit, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support the increasing size and complexity of our research, development and manufacturing activities.
Other Income
Interest Income
Interest income consists of interest earned from cash and cash equivalents and restricted cash and cash equivalents invested in money market funds.
Interest Expense
Interest expense represents interest incurred from our loan agreement with Pacific Western Bank, or PWB, and non-cash interest expense related the amortization of debt issuance costs.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of remeasurement gains or losses attributable to changes in the fair value of the success payment liability associated with our loan agreement with PWB and amortization of debt issuance costs incurred prior to the drawdown of our loan agreement with PWB. For more information see “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation expense and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.
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
Revenue Recognition
We analyze our collaborations to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
For those elements of the arrangement that are accounted for pursuant to ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the assessment, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. We do not assess whether a contract has a significant financing component if we expect at contract inception that the period between payment by the customer and the transfer of promised goods or services to the customer will be one year or less.
Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. Event-based milestone payments represent variable consideration, and we use the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we consider the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.
Leases
At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than twelve months are recognized on the balance sheet as right-of-use assets and current or non-current lease liabilities, as applicable. We do not recognize leases with terms of twelve months or less on the balance sheet. The lease term is determined at lease commencement, and includes the noncancellable period during which we have the right to use the underlying asset. Any period covered by an option to extend or terminate a lease is included in the lease term if we are reasonably certain that the option to extend will be exercised or the option to terminate will not be exercised. We monitor plans to renew material leases on a quarterly basis.
We combine lease and non-lease components for our leases. Lease payments included in determining the right-of-use asset and lease liability recognized include fixed payments to be paid over the term of the lease, less any lease incentives to be paid or payable to us by the lessor. Variable lease payments are included if they are based on an index or rate. Variable lease payments that are not based on an index or rate are recognized as expense in the period incurred.
The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate, or IBR, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, and in a similar economic environment. The lease liability is measured as the value of the remaining lease payments, discounted to present value using the IBR for the lease.
All of our leases are classified as operating leases. Operating lease expense is recognized over the lease term using the straight-line method.
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
Stock-based Compensation
We issue stock-based awards to employees and directors, generally in the form of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, or as awards under our 2021 Employee Stock Purchase Plan, or the 2021 ESPP. Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period of the award on a straight-line basis. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance condition, which affects the period over which the expense is recognized. When the likelihood of satisfying the performance conditions related to an award is determined to be probable, the expense is recognized over the requisite service period. We have not granted any awards with market conditions. We recognize forfeitures of stock-based awards as they occur.
The grant date fair value of stock options, and awards granted under the 2021 ESPP are measured using the Black-Scholes valuation model, which requires us to make assumptions about the fair value of the underlying common stock on the date of grant. The grant date fair value of RSUs and RSAs is estimated to be equal to the closing price of our common stock on the date of grant. In the event that stock-based awards are granted in contemplation of or shortly before a planned release of material non-public information, and such information is expected to result in a material increase in the share price of our common stock, we may consider whether an adjustment to the observable market price is required when estimating the grant date fair value.
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

Results of Operations
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations:

	Year Ended December 31,		$ Change
	2023	2022
	(in thousands)
Revenue:
Collaboration revenue	$19,943	$16,401	$3,542
Operating expenses:
Research and development	41,776	53,761	(11,985)
General and administrative	18,670	18,696	(26)
Total operating expenses	60,446	72,457	(12,011)
Operating loss	(40,503)	(56,056)	15,553
Other income:
Interest income	7,416	1,908	5,508
Interest expense	(3,139)	—	(3,139)
Other (expense) income, net	(1,142)	338	(1,480)
Total other income	3,135	2,246	889
Net loss	$(37,368)	$(53,810)	$16,442
Revenue
Revenue was $19.9 million for the year ended December 31, 2023, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services to be reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. Comparatively, we recognized $16.4 million in collaboration revenue during the year ended December 31, 2022. This $3.5 million increase in collaboration revenue is primarily driven by a change in the transaction price of $5.0 million during the year ended December 31, 2023, upon achieving a variable consideration component included in the Collaboration Agreement, which led to an additional recognition of $4.7 million during the year ended December 31, 2023. This increase was partially offset by a decline in revenue recognized as a result of a decrease in research and development activities related to JZP898.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Year Ended December 31,		$ Change
	2023	2022
	(in thousands)
Personnel	$15,242	$14,170	$1,072
Manufacturing	8,328	22,605	(14,277)
Clinical trial costs	6,020	3,858	2,162
Lab consumables	4,430	3,305	1,125
Contract research organization	4,146	6,469	(2,323)
Facilities	2,870	2,805	65
Other	740	549	191
Total research and development expenses	$41,776	$53,761	$(11,985)
Research and development expenses for the year ended December 31, 2023 were $41.8 million, compared to $53.8 million for the year ended December 31, 2022. The decrease of $12.0 million was primarily due to:
•$14.3 million of decreased manufacturing costs driven by a decrease of $12.9 million in costs incurred with contract manufacturing organizations used to support the production of preclinical, and current and future clinical trial materials associated with candidates WTX-124, WTX-330, and JZP898, as well as $1.4 million of favorable adjustments recognized during the second quarter of 2023 upon the closeout of completed purchase orders; and
•$2.3 million of decreased contract research organization costs driven by $1.4 million of higher costs in 2022 leading up to initiating our clinical trials for WTX-124 and WTX-330, as well as $1.8 million in higher costs incurred in 2022 related to IND-enabling studies for JZP989. These decreases were partially offset by $1.0 million in contract research organization costs incurred in 2023 as we furthered our development of WTX-712.
These decreases were partially offset by:
•$1.1 million of increased personnel costs, including $0.6 million of increased stock-based compensation expense due to the timing and valuation of stock-based awards granted to employees, combined with annual cost of living adjustments;
•$2.2 million of increased clinical trial costs, primarily driven by continued expansion of sites and enrollment for both our WTX-124 and WTX-330 trials; and
•$1.1 million of increased lab consumables costs, primarily related to expanded discovery efforts.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Year Ended December 31,		$ Change
	2023	2022
	(in thousands)
Personnel	$9,187	$8,949	$238
Professional services	4,710	4,008	702
Corporate insurance	1,780	2,852	(1,072)
Facility costs	1,260	1,368	(108)
IT costs	655	592	63
Other	1,078	927	151
Total general and administrative expenses	$18,670	$18,696	$(26)
General and administrative expenses were $18.7 million for each of the years ended December 31, 2023 and 2022. Significant fluctuations in general and administrative expenses include:
•$1.1 million of decreased corporate insurance costs, driven by a reduction in associated premiums;
•$0.2 million of increased personnel costs, driven by higher headcount and annual cost of living adjustments; and
•$0.7 million of increased professional services costs, driven by costs incurred to protect our intellectual property and general corporate matters.
Interest Income
Interest income was $7.4 million for the year ended December 31, 2023, compared to $1.9 million for the year ended December 31, 2022. This increase in interest income was primarily a result of higher interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Interest Expense
During the year ended December 31, 2023 we recognized interest expense of $2.9 million related to the unpaid principal balance of our Term Loans. Additionally, we recognized $0.3 million of non-cash interest related to the amortization of debt issuance costs during the year ended December 31, 2023. No interest expense was incurred during the year ended December 31, 2022.
Other (Expense) Income, Net
During the year ended December 31, 2023, other (expense) income, net primarily consisted of $1.0 million in losses recognized for the change in the fair value of the success payment liability during the period. Comparatively, we recognized a gain of $0.6 million related to the change in the fair value of the success payment liability during the year ended December 31, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $37.4 million and $53.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $344.1 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. Because our product candidates are in clinical development and the outcome of our efforts is uncertain, we cannot estimate the actual costs necessary to successfully complete the development and commercialization of our product candidates, or when we may achieve profitability, if at all.
We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. As a result, we expect that our accumulated deficit will also increase significantly.
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
Term Loan Facility
In April 2022, we entered into an amended and restated loan and security agreement, or the Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, or the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024 (which was extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement), or the Amortization Date, and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. In March 2023, we drew down $40.0 million of the Term Loans.
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
We were obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $200,000 and (b) 2.00% of the amount drawn under the Term Loans for a transaction occurring on or prior to March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $400,000 and (b) 4.00% of the amount drawn under the Term Loans, which fee is referred to as the Success Fee, upon the occurrence of a Success Fee Event (as defined in the Loan Agreement). In April 2023, the Success Fee Event occurred and, as such, we became obligated to pay the corresponding Success Fee to PWB, in accordance with the terms of the Loan Agreement. We removed the corresponding financial instrument for the Success Fee liability and paid the total $1.6 million upon the occurrence of the Success Fee Event. Upon occurrence of the Success Fee Event, the Amortization Date was extended to August 31, 2024, thereby extending the date for all unpaid principal and accrued and unpaid interest with respect to the Term Loans to August 31, 2026.
Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions, selling or otherwise transferring our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, maintenance of good standing and government compliance in our state of formation. We maintain at least $20.0 million of cash in PWB accounts, included within restricted cash and cash equivalents, net of current portion on our consolidated balance sheet as of December 31, 2023, which we are required to maintain at all times pursuant to the terms of the Loan Agreement. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering.
In accordance with the terms of the Sales Agreement and a sales agreement prospectus included in the registration statement on Form S-3 that we filed with the SEC on May 10, 2022, which was declared effective on May 20, 2022, we were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. As of December 31, 2023, we had sold an aggregate of 11,259,548 shares under the ATM Offering at an average price of $3.18 per share for net proceeds of $34.0 million after deducting sales commissions and offering expenses. Subsequent to December 31, 2023, we sold an additional 3,083,983 shares under the ATM Offering, such that as of February 9, 2024, we had sold shares of common stock under the ATM Offering for aggregate gross sale proceeds of approximately $50.0 million. On February 9, 2024, we filed a sales agreement prospectus supplement to the registration statement on Form S-3, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to an additional $25.0 million in the ATM Offering. During the period from February 9, 2024 through March 1, 2024, we sold 545,077 additional shares of our common stock under the Sales Agreement and the sales agreement prospectus supplement for aggregate gross sale proceeds of approximately $3.5 million.
Jazz Collaboration
As of December 31, 2023, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
Plan of Operation and Future Funding Requirements
As of December 31, 2023, we had cash and cash equivalents of $134.3 million. We expect that our existing cash and cash equivalents will be sufficient to fund our operational expenses and capital expenditure requirements through at least twelve months from the date the consolidated financial statements included elsewhere in the Annual Report were issued on March 7, 2024. Based on updated forecasting the Company expects that its existing cash and cash equivalents at December 31, 2023, and gross proceeds of $17.7 million under the at-the-market sales facility received from January 1, 2024 through March 1, 2024, will be sufficient to fund its operational expenses and capital expenditure requirements through at least the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties.
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
Our cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330 or any other product candidates. Accordingly, we will be required to obtain further funding to achieve our business objectives.
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
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,612)	$(40,596)
Investing activities	(769)	(3,611)
Financing activities	58,429	15,906
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$25,048	$(28,301)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $32.6 million, compared to $40.6 million for the year ended December 31, 2022. This decrease of approximately $8.0 million was primarily driven by higher revenue from our Collaboration Agreement of $3.5 million, combined with a reduction in research and development expenses of $12.0 million. Additionally, other income increased $0.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher interest rates during the current period. The benefit of a lower net loss was partially offset by a net increase of $7.4 million in cash used in operating activities as a result of a decrease in accounts payable, accrued expenses and other liabilities as of December 31, 2023 compared to December 31, 2022.
 Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $0.8 million, compared to $3.6 million for the year ended December 31, 2022. This decrease of approximately $2.8 million was primarily driven by high capital expenditures in the second quarter of 2022 related to leasehold improvements for our new headquarters, which was opened in May 2022.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $58.4 million, compared to $15.9 million for the year ended December 31, 2022. Cash provided by financing activities for the year ended December 31, 2023 primarily consisted of proceeds from the $40.0 million drawdown of the Term Loans, plus net proceeds of $18.3 million from our ATM Offering during the period. Comparatively, cash provided by financing activities for the year ended December 31, 2022 consisted primarily of net proceeds of $15.7 million from our ATM Offering during the period.
Inflation
Inflation generally affects us by increasing our cost of labor and certain services; however, we do not believe that inflation has had a material impact on our results of operations since inception.
Contractual Obligations
Overview
In the normal course of business, we enter into agreements with CROs, contact manufacturers, vendors and other third parties for preclinical studies and clinical trials, manufacturing services and other services and products for operating purposes. These contracts do not contain minimum purchase commitments and are cancellable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for a description of our Loan Agreement.
Lease Agreements
Total estimated base rent payments over the remaining term of the lease for office and laboratory space that we entered into in April 2019 as our prior headquarters are approximately $0.2 million. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, a related party, to sublease the entirety of this space. The payments we expect to receive over the remaining term of the sublease are approximately $0.3 million, which is greater than the annual rent paid by us to the landlord for the leased premises. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
The lease for office and laboratory space that we entered into in March 2021 terminated in May 2022.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $15.7 million.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
Notwithstanding this material weakness, our management, including our principal executive officer and principal financial officer, has concluded that our financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The material weakness did not result in any restatements of consolidated financial statements previously reported by us, nor were there any changes to previously released financial results.
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
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment as of December 31, 2023, management concluded that our internal control over financial reporting was not effective due to the material weakness discussed below.
In our Form 10-Q for the quarterly period ended June 30, 2023, we reported a material weakness in our internal control related to design and operating deficiencies in our purchasing process, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders. During 2023, we implemented, and are continuing to implement measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate this material weakness. These efforts included:
•hiring additional qualified accounting personnel, including an Assistant Controller and Senior Accountant;
•conducting a review of our procurement process and software, as well as sunsetting the historical software;
•engaging a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;

•strengthening, formalizing, documenting, and testing accounting processes and internal controls;
•engaging consultants to provide additional technical accounting expertise; and
•implementing procedures around our estimation processes with key vendors as well as adding analytical tools to help identify possible material errors.
We believe significant progress was made in 2023 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2023, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2023. As a result, management has concluded that the material weakness was not fully remediated as of December 31, 2023.
The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.
This Annual Report does not include an attestation report of our independent registered public accounting firm, as it is not required for as long as we remain an emerging growth company or a smaller reporting company with less than $100.0 million in annual revenue.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the sections captioned “Corporate Governance,” “Proposal No. 1” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2024 Annual Meeting of Stockholders within 120 days of December 31, 2023, which information is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, which information, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except to the extent provided below, the information required by this Item 12 will be included in the section captioned “Principal Stockholders” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table contains information about our 2017 Stock Incentive Plan, or the 2017 Plan, our 2021 Stock Incentive Plan, or the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or 2021 ESPP, as of December 31, 2023.

	As of December 31, 2023
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,120,474	$6.82	2,418,773
Equity compensation plans not approved by security holders	—	—	—
Total	6,120,474	$6.82	2,418,773

(1)
Includes the 2017 Plan, the 2021 Plan and the 2021 ESPP. Weighted average exercise price does not take into account 361,500 shares of common stock subject to outstanding restricted stock units. Such shares of common stock will be issued at the time such awards vest, without any cash consideration payable for those shares. As of December 31, 2023, 1,911,660 shares of our common stock were available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased on each January 1 through January 1, 2031 by the lesser of (i) 5% of the number of shares of our common stock outstanding on the first day of such year and (ii) an amount determined by our board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2021 Plan or the 2017 Plan are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2024, the shares under the 2021 Plan were increased by 1,955,352 shares pursuant to the annual increase described above. As of December 31, 2023, 507,113 shares of our common stock were reserved for issuance under the 2021 ESPP. The number of shares reserved for issuance under the 2021 ESPP will be increased on each January 1 through January 1, 2032 by the least of (i) 488,000 shares, (ii) 1% of the number of shares of our common stock outstanding on the first day of such year and (iii) an amount determined by our board of directors. Our board of directors determined that the current shares of common stock reserve for issuance under the 2021 ESPP are sufficient to meet the short-term needs of the plan, and accordingly determined not to increase the number of shares of common stock reserve for issuance on January 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of the Appointment of Ernst & Young, LLP As Our Independent Registered Public Accounting Firm For The Fiscal Year Ending December 31, 2024” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, which information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(1) Financial Statements
The following documents are attached hereto and are filed as part of this Annual Report.
Report of the Independent Registered Public Accounting Firm (PCAOB ID No. 42)	104
Consolidated Balance Sheets	105
Consolidated Statements of Operations	106
Consolidated Statements of Stockholders’ Equity	107
Consolidated Statements of Cash Flows	108
Notes to Consolidated Financial Statements	109
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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Werewolf Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Werewolf Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statements of stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Boston, Massachusetts
March 7, 2024

Werewolf Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$134,343	$129,315
Prepaid expenses and other current assets	2,677	3,957
Other receivables	1,350	6,928
Total current assets	138,370	140,200
Property and equipment, net	7,958	8,988
Restricted cash and cash equivalents, net of current portion	21,023	1,214
Operating lease right of use asset	6,888	8,463
Other assets	594	1,380
Total assets	$174,833	$160,245
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,336	$1,221
Accrued expenses and other current liabilities	8,860	14,152
Operating lease liability, current	1,608	2,084
Deferred revenue, current	907	6,532
Note payable, current	6,667	—
Total current liabilities	19,378	23,989
Operating lease liability, net of current portion	10,992	12,600
Deferred revenue, net of current portion	433	1,128
Note payable, net of discount, issuance costs, and current portion	32,656	—
Other liabilities	—	191
Total liabilities	63,459	37,908
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 39,107,048 and 31,515,074 shares issued as of December 31, 2023 and December 31, 2022, respectively; 39,107,048 and 31,433,731 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	455,443	429,039
Accumulated deficit	(344,073)	(306,705)
Total stockholders’ equity	111,374	122,337
Total liabilities and stockholders’ equity	$174,833	$160,245
The accompanying notes are an integral part of these consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Collaboration revenue	$19,943	$16,401
Operating expenses:
Research and development	41,776	53,761
General and administrative	18,670	18,696
Total operating expenses	60,446	72,457
Operating loss	(40,503)	(56,056)
Other income:
Interest income	7,416	1,908
Interest expense	(3,139)	—
Other (expense) income, net	(1,142)	338
Total other income	3,135	2,246
Net loss	$(37,368)	$(53,810)
Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(1.86)
Weighted-average common shares outstanding, basic and diluted	35,646,572	28,863,935
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	27,607,954	$2	$405,680	$(252,895)	$152,787
Issuance of common stock from at the market offering, net of issuance costs of $956	3,827,567	1	15,735	—	15,736
Stock-based compensation expense	—	—	7,400	—	7,400
Stock option exercises	79,553	—	224	—	224
Net loss	—	—	—	(53,810)	(53,810)
Balance at December 31, 2022	31,515,074	3	429,039	(306,705)	122,337
Issuance of common stock from at the market offering, net of issuance costs of $762	7,431,981	1	18,296	—	18,297
Issuance of common stock, net	157,037	—	93	—	93
Stock-based compensation expense	—	—	8,008	—	8,008
Stock option exercises	2,956	—	7	—	7
Net loss	—	—	—	(37,368)	(37,368)
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(37,368)	$(53,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,008	7,400
Depreciation expense	1,764	1,104
Non-cash interest expense	273	—
Non-cash lease expense	1,575	1,406
Change in fair value of success payment liability	(1,030)	555
Amortization of debt issuance costs	60	203
Loss on disposal of property and equipment	—	7
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,267	(262)
Other receivables	5,578	(6,928)
Accounts payable, accrued expenses and other liabilities	(4,335)	3,046
Deferred revenue	(6,320)	7,660
Operating lease liability	(2,084)	(977)
Net cash used in operating activities	(32,612)	(40,596)
Investing activities:
Purchases of property and equipment	(769)	(3,611)
Net cash used in investing activities	(769)	(3,611)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	18,329	15,740
Proceeds from drawdown of term loans	40,000	—
Proceeds from issuances under Employee Stock Purchase Plan	93	—
Proceeds from stock option exercises	7	254
Payment of deferred financing costs	—	(88)
Net cash provided by financing activities	58,429	15,906
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	25,048	(28,301)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	130,529	158,830
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$155,577	$130,529

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$134,343	$129,315
Prepaid expenses and other current assets	211	—
Restricted cash and cash equivalents, net of current portion	21,023	1,214
Total cash, cash equivalents and restricted cash and cash equivalents	$155,577	$130,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,556	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$76	$111
Issuance costs in accounts payable and accrued expenses	$36	$4
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
Since inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the company; business planning; raising capital; developing and optimizing its platform technology; identifying potential product candidates; enhancing its intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for its development programs. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
The Company had cash and cash equivalents of $134.3 million at December 31, 2023. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
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
Segment Information
The Company operates in one business segment, which focuses on the discovery and development of cancer therapeutics. The Company’s chief operating decision maker, its Chief Executive Officer, makes operating decisions based upon the performance of the enterprise as a whole and utilizes the Company’s consolidated financial statements for decision making.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation expense and income taxes. Actual results could differ from those estimates.
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
ASC 820 defines fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered fair value hierarchy that distinguishes between the following:
•Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 - Unobservable inputs for which little or no market data exists and that are significant to the fair value measurement, such as the Company’s own assumptions used to measure assets and liabilities at fair value.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. The classification of a financial asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of cash maintained within standard checking accounts. The Company also maintains cash sweep accounts in which cash from its main operating cash accounts are invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.
The Company maintained restricted cash and cash equivalents of $21.2 million and $1.2 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, $20.0 million of the restricted cash and cash equivalents balance represents an obligation under the term loan facility to maintain a minimum cash balance in the Company’s accounts with Pacific Western Bank (“PWB”). This obligation became effective upon imminent achievement of the funding goal as required by the terms of an amended and restated loan and security agreement (the “Loan Agreement”) with PWB (see Note 7, Term Loan). The remaining restricted cash and cash equivalents balance as of December 31, 2023 and the entire restricted cash and cash equivalents balance as of December 31, 2022 are comprised solely of letters of credit required pursuant to the Company’s leased office spaces (see Note 10, Commitments and Contingencies). Restricted cash and cash equivalents are presented as current or non-current assets based on when the restrictions are expected to expire. The current portion of restricted cash and cash equivalents is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements is recorded as depreciation expense using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset. The Company capitalizes property and equipment that are acquired for research and development activities and that have an alternate future use. Expenditures for maintenance and repairs are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of lease term or useful life of asset
Costs for property and equipment not yet placed into service are classified as construction in progress and depreciated in accordance with the above guidelines once placed into service.
Impairment of Long-lived Assets
Long-lived assets consist of property and equipment. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any material impairment charges during the years ended December 31, 2023 or 2022.
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than twelve months are recognized on the balance sheet as right-of-use assets and current or non-current lease liabilities, as applicable. The Company does not recognize leases with terms of twelve months or less on the balance sheet. The lease term is determined at lease commencement, and includes the noncancellable period during which the Company has the right to use the underlying asset. Any period covered by an option to extend or terminate a lease is included in the lease term if the Company is reasonably certain that the option to extend will be exercised or the option to terminate will not be exercised. The Company monitors its plans to renew its material leases on a quarterly basis.
The Company combines lease and non-lease components for its leases. Lease payments included in determining the right-of-use asset and lease liability recognized include fixed payments to be paid over the term of the lease, less any lease incentives to be paid or payable to the Company by the lessor. Variable lease payments are included if they are based on an index or rate. Variable lease payments that are not based on an index or rate are recognized as expense in the period incurred.
The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, and in a similar economic environment. The lease liability is measured as the value of the remaining lease payments, discounted to present value using the IBR for the lease.
All of the Company’s leases are classified as operating leases. Operating lease expense is recognized over the lease term using the straight-line method.
Revenue Recognition
The Company analyzes its collaborations to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
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
Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. Event-based milestone payments represent variable consideration, and the Company uses the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, the Company considers the milestones and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.
Research and Development Expenses
Expenditures relating to research and development are expensed as incurred. Research and development expenses include external expenses incurred under arrangements with third parties, academic and non-profit institutions and consultants; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
Intellectual Property Expenses
The Company expenses costs associated with intellectual property-related matters as incurred and classifies such costs as general and administrative expenses within the consolidated statements of operations.
Stock-based Compensation
The Company issues stock-based awards to employees and directors, generally in the form of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), or as awards under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period of the award on a straight-line basis. For awards with performance conditions, the Company estimates the likelihood of satisfaction of the performance condition, which affects the period over which the expense is recognized. When the likelihood of satisfying the performance conditions related to an award is determined to be probable, the expense is recognized over the requisite service period. The Company has not granted any awards with market conditions. The Company recognizes forfeitures of stock-based awards as they occur.
The grant date fair value of stock options, and awards granted under the 2021 ESPP are measured using the Black-Scholes valuation model, which requires the Company to make assumptions about the fair value of the underlying common stock on the date of grant. The grant date fair value of RSUs and RSAs is estimated to be equal to the closing price of the Company’s common stock on the date of grant. In the event that stock-based awards are granted in contemplation of or shortly before a planned release of material non-public information, and such information is expected to result in a material increase in the share price of the Company’s common stock, the Company may consider whether an adjustment to the observable market price is required when estimating the grant date fair value.
Debt Issuance Costs
Certain costs associated with the issuance of debt instruments are capitalized and amortized over the term of the respective debt instrument using the effective interest method through the maturity date of the related debt instrument and are recognized as a non-cash component of interest expense. The carrying value of the Company’s debt instruments are presented net of debt issuance costs.
Equity Issuance Costs
Equity issuance costs represent costs paid to third parties to secure equity financing and generally consist of sales agent commissions, incremental legal fees and other professional fees. Equity issuance costs are capitalized as other assets until the associated equity financing is consummated. Upon consummation of an equity financing, these costs are recorded as a reduction of additional paid-in capital. In the event that a planned equity financing is abandoned, any capitalized equity issuance costs are immediately expensed to operating expenses in the consolidated statement of operations.
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”) which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors, including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.
Comprehensive Loss
The Company does not have items of other comprehensive loss for the years ended December 31, 2023 and 2022, and therefore does not present a consolidated statement of comprehensive loss. The Company’s comprehensive loss equals its net loss.
Basic and Diluted Net Loss per Common Share
Basic net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options and RSUs that have been issued but are not yet vested. Diluted net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSUs are determined under the treasury stock method.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Cash and cash equivalents are primarily held with three reputable financial institutions in the United States. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid. The provisions of ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied on a prospective basis. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.
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
3. Jazz Collaboration and License Agreement
In April 2022, the Company entered into an exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which the Company granted Jazz certain licenses to develop and commercialize products containing the Company’s Interferon alpha (“IFNα”) INDUKINE™ molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, the Company is responsible for certain preclinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz will generally reimburse the Company for the cost of such activities. Jazz will be responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”). Jazz received IND application clearance for JZP898 in July 2023.
Under the terms of the Collaboration Agreement, the Company received a non-refundable upfront cash payment of $15.0 million in April 2022 and a variable consideration payment of $5.0 million in July 2023, which is included in the overall transaction price as described below.
Milestones and Royalties
As of December 31, 2023, the Company is eligible to receive up to $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, the Company is eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’ annual net sales of Licensed Products, subject to reduction in specified circumstances.

As of December 31, 2023, the Company has not recognized any revenue related to sales-based milestones.
Accounting Analysis under ASC 606
Identification of the Contract(s)
The Company assessed the Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.
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
Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $32.3 million, which was comprised of the nonrefundable upfront payment of $15.0 million and the estimated costs for research services of $17.3 million. Outside of the estimated costs for research services, there was no other variable consideration included in the transaction price at inception. The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement was zero at inception of the contract, as achievement of those milestones was uncertain and highly susceptible to factors outside the Company’s control. Accordingly, all such milestone payments were excluded from the transaction price at inception. Management re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, adjusts the transaction price as necessary. During the year ended December 31, 2023, the overall transaction price was adjusted to include $5.0 million in variable consideration that was previously excluded based on the Company’s evaluation of the variable constraint associated with the variable payment. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The upfront payment of $15.0 million was recorded as deferred revenue and, along with payments related to the Company’s conduct of research services under the Collaboration Agreement or any development and regulatory milestones, will be recognized as revenue using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company believes this input-based method to recognize revenue best reflects the transfer of value to Jazz. The remaining deferred revenue as of December 31, 2023 is expected to be recognized as revenue over a term of approximately 2.3 years.
Recognition of Revenue
The Company uses the cost-to-cost input method, which best depicts the research services performed for the customer, to measure the revenue recognized under the Collaboration Agreement. Significant judgements used in the cost-to-cost method include estimated costs for research services and assumptions about the timing of when those costs are expected to be incurred. Differences in these estimates and assumptions can have a significant impact on the measurement and timing of when revenue under the Collaboration Agreement is recognized. For the years ended December 31, 2023 and 2022, the Company recognized $19.9 million and $16.4 million of revenue related to the Collaboration Agreement, respectively. The measurement of revenue recognized based on the cost-to-cost input method and the timing of payments received under the Collaboration Agreement directly impact the amounts reported as contract liabilities in the Company’s consolidated balance sheets as of December 31, 2023 and 2022. During the year ended December 31, 2023, the total revenue recognized included a cumulative catch-up of revenue of $4.2 million related to a variable payment that was previously excluded from the overall transaction price based on the Company’s evaluation of the variable constraint associated with the variable payment. The cumulative catch-up of revenue was recognized based on the cost-to-cost input method discussed above. Costs associated with the Collaboration Agreement are recorded in research and development expense in the consolidated statements of operations, and were $8.6 million and $9.1 million during the years ended December 31, 2023 and 2022, respectively. Revenue from the reimbursement of costs for research activities were recognized during each of the respective periods in amounts equal to the costs incurred.

The following table presents the activity in the Company’s contract liabilities during the year ended December 31, 2023:

	Beginning of Period Balance	Additions	Reductions	End of Period Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$7,660	$5,000	$(11,320)	$1,340
Total contract liabilities	$7,660	$5,000	$(11,320)	$1,340
The following table presents the activity in the Company’s contract liabilities during the year ended December 31, 2022:

	Beginning of Period Balance	Additions	Reductions	End of Period Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$—	$15,000	$(7,340)	$7,660
Total contract liabilities	$—	$15,000	$(7,340)	$7,660
Unbilled receivables related to the Collaboration Agreement of $0.4 million and $4.1 million is included in other receivables in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively. Receivables related to the Collaboration Agreement of $0.9 million and $2.8 million are included in other receivables in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively. Revenue recognized during the year ended December 31, 2023 includes $6.7 million of revenue that was included in deferred revenue as of December 31, 2022. No revenue recognized during the year ended December 31, 2022 was included in deferred revenue as of December 31, 2021.
As of December 31, 2023, the Company has not received any royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
The Company’s assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 . The Company’s liabilities that were required to be measured at fair value on a recurring basis consist of a success payment liability pursuant to the Loan Agreement with PWB (see Note 7, Term Loan) as of December 31, 2022. The Company did not have any liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023.
The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$149,294	$—	$—	$149,294
Total assets	$149,294	$—	$—	$149,294
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$128,812	$—	$—	$128,812
Total assets	$128,812	$—	$—	$128,812
Liabilities
Success payment liability	$—	$—	$570	$570
Total liabilities	$—	$—	$570	$570

The success payment liability was included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2022. There were no changes in valuation techniques during the year ended December 31, 2023.
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
The following table reconciles the change in fair value of the success payment liability during the years ended December 31, 2023 and 2022 based on Level 3 inputs (in thousands):

Balance at December 31, 2021	$—
Additions	1,125
Change in fair value	(555)
Balance at December 31, 2022	570
Change in fair value	1,030
Payment at Success Fee Event	(1,600)
Balance at December 31, 2023	$—
The success payment liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. Upon completion of the Success Fee Event, the Company paid the total $1.6 million success payment and removed the corresponding success payment liability. The Company remeasured the success payment liability at each reporting date and immediately prior to the Success Fee Event. Changes in the fair value of the success payment liability are included in other (expense) income, net in the accompanying consolidated statements of operations.
The fair value of the success payment liability was determined using a probability weighted expected return method, in which the probability and timing of potential future events was considered in order to estimate the fair value of the success payment liability as of each valuation date. Management determined the fair value of the success payment liability immediately prior to the completion of the Success Fee Event and as of December 31, 2022 using the following significant unobservable inputs:

	Immediately prior to completion of the Success Fee Event	As of December 31, 2022
Probability of Success Fee Event	100%	75%
Expected term (in years)	0.00	0.33 - 0.75
Discount rate	—%	7.1%
5. Property and Equipment, Net
Property and equipment, net was comprised as follows:

	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$7,971	$7,971
Laboratory equipment	2,339	1,635
Computer equipment	512	418
Furniture and fixtures	306	264
Construction in progress	—	106
Total property and equipment, gross	11,128	10,394
Less: accumulated depreciation	(3,170)	(1,406)
Total property and equipment, net	$7,958	$8,988

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	December 31,
	2023	2022
	(in thousands)
Employee compensation and benefits	$3,627	$3,135
Manufacturing	2,772	6,674
Contract research	1,049	2,990
Professional fees	655	613
Accrued interest	310	—
Success payment liability	—	570
Other	447	170
Total accrued expenses and other current liabilities	$8,860	$14,152
7. Term Loan
In April 2022, the Company entered into the Loan Agreement with PWB. Under the terms of the Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the Loan Agreement, PWB was also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. The Company had not drawn down any of the Term Loans as of December 31, 2022 and had no outstanding borrowings under the Loan Agreement. During the year ended December 31, 2023, the Company drew down the entire $40.0 million available through the Term Loans.
The outstanding notes payable balance under the Term Loans consists of the following:

December 31, 2023
(in thousands)
Note payable	$40,000
Unamortized debt discount and issuance costs	(677)
Net carrying amount of note payable	39,323
Less: current portion of note payable	(6,667)
Note payable, net, less current portion	$32,656
Subsequent to the interest-only period, which ends on August 31, 2024, the Company is required to make equal monthly principal payments plus interest until the Term Loans mature on August 31, 2026. The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The Company recognized interest expense related to the Loan Agreement of $2.9 million during the year ended December 31, 2023. No interest expense related to the Loan Agreement was incurred during the year ended December 31, 2022.

The following table presents the total principal payments scheduled to become due during each of the years ended December 31:

Principal Payments
(in thousands)
2024	$6,667
2025	20,000
2026	13,333
$40,000
The Company was obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $0.2 million and (b) 2.0% of the amount drawn under the Term Loans, for a transaction occurring on or before March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $0.4 million and (b) 4.0% of the amount drawn under the Term Loans (the “Success Fee”). The Company determined that the Success Fee constituted a freestanding financial instrument that was required to be accounted for as a liability in connection with ASC Topic 815, Derivatives and Hedging. The Company determined the fair value of the Success Fee upon the closing date of the Loan Agreement and then marked to market the fair value of the Success Fee as of December 31, 2022. The Success Fee Event (as defined in the Loan Agreement) occurred during the second quarter of 2023, resulting in the immediate payment in full of the $1.6 million required Success Fee.
All outstanding obligations under the Loan Agreement are secured by the Company’s personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, the Company is obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the Loan Agreement, the Company is required to comply with certain negative covenants, which among other things, restrict the Company from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring its assets, (v) making investments in any entities or instruments other than certain investments specified in the Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by the board of directors. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in the Company’s state of formation. On or before September 30, 2023, the Company was required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of its equity or from strategic partnerships or any similar transaction. From after receipt of those proceeds, the Company is required to maintain at all times at least $20.0 million of unrestricted cash in accounts with PWB, which is included within restricted cash and cash equivalents, net of current portion on the Company’s consolidated balance sheet as of December 31, 2023. On April 17, 2023, the Company achieved the $50.0 million funding milestone, triggering the corresponding $20.0 million cash covenant, full payment of the Success Fee of $1.6 million, and the updated Amortization Date of August 31, 2024.
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
8. Common and Preferred Stock
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. As of December 31, 2023, no dividends on common stock had been declared by the Company.
On May 10, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink Partners”), formerly known as SVB Securities LLC, pursuant to which the Company is entitled to offer and sell shares of its common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. In accordance with the terms of the Sales Agreement and a sales agreement prospectus included in the registration statement on Form S-3 that the Company filed with the SEC on May 10, 2022, which was declared effective on May 20, 2022, the Company was initially entitled to offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. During the year ended December 31, 2023, the Company sold an aggregate of 7,431,981 shares under the ATM Offering at an average price of $2.56 per share for net proceeds of $18.3 million after deducting sales commissions and offering expenses. During the year ended December 31, 2022, the Company sold an aggregate of 3,827,567 shares under the ATM Offering at an average price of $4.36 per share for net proceeds of $15.7 million after deducting sales commissions and offering expenses.
On February 9, 2024, the Company filed a prospectus supplement (the “Prospectus Supplement”) under its shelf registration statement for the offer and sale of shares of its common stock having an aggregate offering price of up to $25.0 million. Following the Company’s filing of the Prospectus Supplement, the Company is entitled to offer and sell shares of its common stock with an offering price of up to $75.0 million pursuant to the Sales Agreement.
During the period beginning January 1, 2024 and ending March 1, 2024, the Company sold 3,629,060 shares of its common stock under the ATM Offering, for gross proceeds of $17.7 million before deducting sales commissions and issuance costs.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2023	2022
Shares reserved for exercises of outstanding stock options	5,700,070	5,244,121
Shares reserved for vesting of restricted stock units	361,500	322,725
Shares reserved for exercises of warrants	58,904	58,904
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	507,113	244,000
Shares reserved for future issuance under the 2021 Stock Incentive Plan	1,911,660	938,587
Total shares reserved for future issuance	8,539,247	6,808,337
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2023, no shares of preferred stock were issued or outstanding.
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
2021 Stock Incentive Plan
In April 2021, the board of directors adopted and the Company’s stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the Company’s initial public offering (the “IPO”). As a result of the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.
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
The Company initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Stock Incentive Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. As of December 31, 2023, a total of 2,956,150 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
As of December 31, 2023, there were 1,911,660 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan
The 2021 ESPP permits eligible employees to purchase shares of the Company’s common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of the Company’s common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of the Company’s common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the year ended December 31, 2023, 52,037 shares of the Company’s common stock were purchased by participants of the 2021 ESPP for total proceeds of $0.1 million. No shares of the Company’s common stock were purchased by participants of the 2021 ESPP during year ended December 31, 2022.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$4,003	$3,410
General and administrative	4,005	3,990
Total stock-based compensation	$8,008	$7,400
RSA Activity
The Company may, at its discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with the Company. The shares are recorded in stockholders’ deficit as they vest.
The following table summarizes RSA activity during the year ended December 31, 2023:

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	81,343	$1.38
Granted	—	$—
Vested	(81,343)	$1.38
Forfeited	—	$—
Unvested at December 31, 2023	—	$—
The aggregate fair value of RSAs that vested during the years ended December 31, 2023 and 2022, based upon the fair value of the stock underlying the RSAs on the day of vesting, was $0.2 million and $1.2 million, respectively.
RSU Activity
The Company has also granted RSUs to its employees under the 2021 Plan. The following table summarizes RSU activity during the year ended December 31, 2023:

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	322,725	$4.32
Granted	150,000	$2.45
Vested	(105,000)	$2.96
Forfeited	(6,225)	$4.97
Unvested at December 31, 2023	361,500	$3.92

As of December 31, 2023, there was unrecognized stock-based compensation expense related to unvested RSUs of $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.63 years.
The aggregate fair value of RSUs that vested during the year ended December 31, 2023, based upon the fair value of the stock underlying the RSUs on the day of vesting was $0.2 million. No RSUs vested during the year ended December 31, 2022.
Stock Option Activity
During the year ended December 31, 2022, the Company granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options would have vested only upon achievement of specified performance targets related to certain business objectives prior to December 31, 2023. These performance targets were not achieved, and accordingly these awards expired without vesting on December 31, 2023. No stock-based compensation expense has been recognized during the year ended December 31, 2023 or 2022 based on the Company’s assessment about the probability that the performance targets would be achieved prior to expiration.
The fair value of stock options granted during the years ended December 31, 2023 and 2022 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.9%	2.3%
Expected term (in years)	6.0	6.0
Expected annual dividend yield	—%	—%
Expected volatility	82.7%	77.0%
The valuation assumptions were determined as follows:
•Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.
•Expected term (in years): The expected term of the awards represents the period of time that the awards were expected to be outstanding. The Company uses the simplified method to estimate the expected term due to a lack of sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term. Under this method, the expected term equals the average of the vesting term and the original contractual term of the option.
•Expected annual dividend yield: The estimated dividend yield was zero because the Company has no history of paying dividends, and does not intend to do so in the foreseeable future.
•Expected volatility: The expected term of stock options granted by the Company is generally longer than the trading history of the Company’s common stock since the IPO on April 30, 2021. Accordingly, the Company estimated the expected volatility based on the historical volatility of a group of publicly-traded companies with similar characteristics to the Company, including stage of product development and therapeutic focus within the life sciences industry. The historical volatility of these companies was calculated over a period of time commensurate with the expected term of the stock option.
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $1.56 and $5.98 per share, respectively.

The following table summarizes stock option activity during the year ended December 31, 2023:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	5,244,121	$7.86
Granted	1,618,780	$2.16
Exercised	(2,956)	$1.98
Cancelled	(1,159,875)	$4.68
Outstanding, December 31, 2023	5,700,070	$6.89	7.81	$3.6
Exercisable at December 31, 2023	3,169,212	$7.60	7.43	$1.5
The aggregate intrinsic fair value of stock options exercised during the year ended December 31, 2023 was nominal. The aggregate intrinsic fair value of stock options exercised during the year ended December 31, 2022 was $0.4 million.
As of December 31, 2023, there was unrecognized stock-based compensation expense related to unvested stock options of $9.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
10. Commitments and Contingencies
Leases
The Company’s leases are as follows:
•An April 2019 operating lease for approximately 9,949 square feet of office and laboratory space which commenced in April 2019 and terminates in March 2024. The lease is subject to fixed-rate rent escalations and provided for a term extension option, which was not reasonably certain of exercise. In May 2022, the Company entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), to sublease the entirety of this space. The total rent due to the Company for the subleased premises over the term of the sublease is approximately $2.1 million, which is greater than the annual rent paid by the Company to the landlord for the leased premises over the same term. Rent expense associated with the April 2019 operating lease is recognized net of the lease income generated from the sublease agreement. Lease income is allocated to either research and development expense or general and administrative expense in the same manner that the associated rent expense is allocated. Crossbow is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management.
•A March 2021 short-term lease for approximately 7,500 square feet of office and laboratory space which commenced in April 2021 and terminated in May 2022. The Company did not recognize an operating lease right of use asset or a lease liability upon lease commencement. Rent expense for the short-term lease was recognized as incurred.
•A June 2021 operating lease for approximately 25,778 square feet of office and laboratory space, which commenced in May 2022 and terminates in May 2030. The lease is subject to fixed-rate rent escalations and provided for $5.7 million in tenant improvements, which the Company fully utilized, and a term extension option, which was not reasonably certain of exercise. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing, which is included in restricted cash and cash equivalents, net of current portion as of December 31, 2023 and 2022.
The following table summarizes operating lease costs:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease costs	$2,442	$2,537
Variable lease costs	1,210	837
Short-term lease costs	—	228
Sublease income	(1,562)	(834)
Total	$2,090	$2,768

Cash paid for amounts included in the measurement of lease liabilities were $3.0 million and $2.1 million during the years ended December 31, 2023 and 2022, respectively.
The following table summarizes the lease term and discount rate for operating leases:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.3	7.0
Weighted-average discount rate	8.0%	8.1%
As of December 31, 2023, the future minimum lease payments due under the Company’s leases for each of the next five years ended December 31, and thereafter are as follows:

Operating Leases
(in thousands)
2024	$2,505
2025	2,337
2026	2,403
2027	2,471
2028	2,542
Thereafter	3,716
Total future minimum lease payments	15,974
Less: imputed interest	(3,374)
Total lease liability	$12,600
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
The Adimab Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2023, the Company has not exercised any options and has not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Agreement.
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
The Adimab Collaboration Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2023, the Company has not exercised any options and has not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Collaboration Agreement.
11. Income Taxes
During the years ended December 31, 2023 and 2022, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes	9.4	8.3
Change in valuation allowance	(12.4)	(30.4)
R&D credit carryovers	4.5	2.4
Stock-based compensation	(3.0)	(1.5)
Permanent differences	(0.6)	0.2
Section 382 net operating loss adjustments	(20.2)	0.0
Other	1.3	0.0
Effective income tax rate	0.0%	0.0%
The Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2023		2022
	(in thousands)
Deferred tax assets:
Net operating losses	$23,873		$26,234
Tax credit carryforwards	3,168		3,819
Lease liability	3,645		4,180
Other capitalized costs—net of amortization	95		103
Reserves and accruals	1,295		950
Stock-based compensation	2,021		1,448
Capitalized research and experimental expenditures—net of amortization	16,162		9,474
Deferred tax assets	50,259	—	46,208
Valuation allowance	(47,058)		(42,417)
Deferred tax assets recognized	3,201	—	3,791
Deferred tax liabilities:
Right of use asset	(1,993)		(2,358)
Fixed assets and depreciation	(1,208)		(1,433)
Deferred tax liabilities	(3,201)		(3,791)
Net deferred taxes	$—		$—
The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&E”) expenditures under Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022 and resulted in the capitalization of R&E expenditures of $27.9 million and $36.1 million during the years ended December 31, 2023 and 2022, respectively. The Company amortizes these costs for tax purposes over 5 years for research and development (“R&D”) performed in the U.S. and over 15 years for R&D performed outside the U.S.
The Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2023 and 2022. Management considered the Company’s cumulative net losses and concluded as of December 31, 2023 and 2022, that it was more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $4.6 million during the year ended December 31, 2023 primarily due to an increase in deferred tax assets related to capitalized R&E expenditures, and as the result of operating losses generated with no corresponding financial statement benefit. These increases were offset by a decrease in deferred tax assets as the result of the Company’s Section 382 study that was completed for the period of January 22, 2018, through December 31, 2022, which resulted in limitations being identified on historical net operating losses and research and development tax credits. The valuation allowance increased by $16.3 million during the year ended December 31, 2022. primarily due to the change in the tax regulation described above resulting in the capitalization of R&E expenditures that previously were fully deductible in the year incurred, and as a result of operating losses generated with no corresponding financial statement benefit.
The Company has incurred net operating losses since inception. As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $96.6 million and $92.1 million, respectively, available to reduce future federal taxable income. The carryforwards generated from losses incurred prior to January 1, 2018 will expire in 2037. The carryforwards generated from losses incurred after December 31, 2017 do not expire. As of December 31, 2023, federal net operating loss carryforwards includes $96.5 million of carryforwards that do not expire. The TCJA enacted on December 22, 2017 limits a taxpayer’s ability to utilize a net operating loss deduction in a year to 80% taxable income for federal net operating losses arising in tax years beginning after December 31, 2017. As of December 31, 2023 and 2022, the Company had state net operating loss carryforwards of $44.9 million and $86.1 million, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2037.
As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of $2.3 million and $2.6 million, respectively, available to reduce future federal tax liabilities, which expire at various dates beginning in 2042. The Company also had state research and development tax credit carryforwards as of December 31, 2023 and 2022 of $0.9 million and $1.2 million, respectively, available to reduce future state tax liabilities, which expire at various dates beginning in 2037.
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
The Company completed a Section 382 study for the period of January 22, 2018, through December 31, 2022 and identified three ownership changes that occurred on June 10, 2019, August 2, 2019, and August 31, 2022 for Section 382 purposes. As the Company experienced these ownership changes, all pre-change net operating loss and research and development tax credit carryforwards are subject to limitation. Due to the unlimited carryover period for net operating losses generated after December 31, 2017, none of the Company’s federal net operating losses will expire unused. A portion of the Company’s state net operating losses, and federal and state research and development tax credits are expected to expire unused. The Company has analyzed the impact of these limitations on its attributes and included the impact of these limitations in its deferred tax assets as of December 31, 2023.
The Company has not recorded any reserves for uncertain tax positions as of December 31, 2023 and 2022. The Company has conducted a study of research and development tax credit for tax years 2018 through 2020. The amounts of federal and state research and development tax credit carryforwards presented above have reflected the results from the study. A full valuation allowance has been provided against the Company’s research and development credits.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2020, although carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.
12. Related Parties
In May 2022, the Company entered into a sublease agreement with Crossbow, for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of its office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of the Company’s board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on the Company’s board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ends in March 2024, with no option to extend (see Note 10, Commitments and Contingencies). The Company received cash payments under its sublease of $1.6 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively. In addition, the Company received $0.2 million from Crossbow in June 2022 as a security deposit. The security deposit is included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2023 and is included within other liabilities in the accompanying consolidated balance sheet as of December 31, 2022.

13. Defined Contribution Benefit Plan
The Company sponsors a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to contribute a portion of their annual compensation, subject to statutory limitations. The Company matches 50% of each participant’s contribution up to a maximum of 6% of such participant’s eligible compensation paid in a calendar year. During each of the years ended December 31, 2023 and 2022, the Company recognized expense of $0.2 million related to matching contributions.
14. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	December 31,
	2023	2022
Outstanding stock options	5,700,070	5,244,121
Unvested RSUs	361,500	322,725
Warrants to purchase common stock	58,904	58,904
Common stock to be issued under the 2021 ESPP	22,611	29,332
Unvested RSAs	—	81,343
Total	6,143,085	5,736,425

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.14+
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

10.19#
Collaboration and License Agreement, dated as of April 6, 2022, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022).

10.20
Amended and Restated Loan and Security Agreement dated as of April 12, 2022, by and between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2022).

10.21
First Amendment, dated as of March 16, 2023, to Amended and Restated Loan and Security Agreement dated as of April 12, 2022, by and between the Registrant and Pacific Western Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2023).

10.22*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan
21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021, Registration No. 333-255132).

23.1*	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Dodd-Frank Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.
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

WEREWOLF THERAPEUTICS, INC.

Date: March 7, 2024	By:	/s/ Daniel J. Hicklin
Daniel J. Hicklin, Ph.D.
President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel J. Hicklin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Daniel J. Hicklin, Ph.D.

/s/ Timothy W. Trost	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2024
Timothy W. Trost

/s/ Luke Evnin	Chair of the Board of Directors	March 7, 2024
Luke Evnin, Ph.D.

/s/ Michael B. Atkins	Director	March 7, 2024
Michael B. Atkins, M.D.

/s/ Meeta Chatterjee	Director	March 7, 2024
Meeta Chatterjee, Ph.D.

/s/ Derek DiRocco	Director	March 7, 2024
Derek DiRocco, Ph.D.

/s/ Alon Lazarus	Director	March 7, 2024
Alon Lazarus, Ph.D.

/s/ Briggs W. Morrison	Director	March 7, 2024
Briggs W. Morrison, M.D.

/s/ Michael A. Sherman	Director	March 7, 2024
Michael A. Sherman, M.B.A.