Form 10-Q
period 2024-03-31
Werewolf Therapeutics, Inc.
filed 2024-05-03
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2024, there were 43,455,367 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$139,189	$134,343
Prepaid expenses and other current assets	2,320	2,677
Other receivables	775	1,350
Total current assets	142,284	138,370
Property and equipment, net	7,529	7,958
Restricted cash and cash equivalents, net of current portion	21,027	21,023
Operating lease right of use asset	6,512	6,888
Other assets	248	594
Total assets	$177,600	$174,833
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,594	$1,336
Accrued expenses and other current liabilities	6,215	8,860
Operating lease liability, current	1,236	1,608
Deferred revenue, current	502	907
Note payable, current	11,667	6,667
Total current liabilities	21,214	19,378
Operating lease liability, net of current portion	10,620	10,992
Deferred revenue, net of current portion	431	433
Note payable, net of discount, issuance costs, and current portion	27,748	32,656
Total liabilities	60,013	63,459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 43,282,371 and 39,107,048 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	477,849	455,443
Accumulated deficit	(360,266)	(344,073)
Total stockholders’ equity	117,587	111,374
Total liabilities and stockholders’ equity	$177,600	$174,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration revenue	$742	$4,464
Operating expenses:
Research and development	12,908	11,706
General and administrative	4,996	4,981
Total operating expenses	17,904	16,687
Operating loss	(17,162)	(12,223)
Other income:
Interest income	1,973	1,519
Interest expense	(1,003)	(172)
Other expense, net	(1)	(1,106)
Total other income	969	241
Net loss	$(16,193)	$(11,982)
Net loss per common share, basic and diluted	$(0.39)	$(0.34)
Weighted-average common shares outstanding, basic and diluted	41,607,279	34,784,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
Issuance of common stock from at the market offering, net of issuance costs of $985	4,169,324	—	20,089	—	20,089
Stock-based compensation expense	—	—	2,305	—	2,305
Stock option exercises	5,999	—	12	—	12
Net loss	—	—	—	(16,193)	(16,193)
Balance at March 31, 2024	43,282,371	$4	$477,849	$(360,266)	$117,587

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,515,074	$3	$429,039	$(306,705)	$122,337
Issuance of common stock from at the market offering, net of issuance cost of $370	3,824,249	—	8,610	—	8,610
Stock-based compensation expense	—	—	2,108	—	2,108
Net loss	—	—	—	(11,982)	(11,982)
Balance at March 31, 2023	35,339,323	$3	$439,757	$(318,687)	$121,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(16,193)	$(11,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,305	2,108
Depreciation expense	464	425
Non-cash interest expense	92	13
Non-cash lease expense	376	336
Change in fair value of success payment liability	—	(1,021)
Amortization of debt issuance costs	—	60
Changes in operating assets and liabilities:
Prepaid expenses and other assets	704	1,425
Other receivables	575	673
Accounts payable, accrued expenses and other liabilities	(2,469)	903
Deferred revenue	(407)	(2,343)
Operating lease liability	(744)	(495)
Net cash used in operating activities	(15,297)	(9,898)
Investing activities:
Purchases of property and equipment	(111)	(168)
Net cash used in investing activities	(111)	(168)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	20,247	8,623
Proceeds from drawdown of term loans	—	40,000
Proceeds from stock option exercises	12	—
Net cash provided by financing activities	20,259	48,623
Net increase in cash, cash equivalents and restricted cash and cash equivalents	4,851	38,557
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	155,577	130,529
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$160,428	$169,086

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$139,189	$147,868
Prepaid expenses and other current assets	212	207
Restricted cash and cash equivalents, net of current portion	21,027	21,011
Total cash, cash equivalents and restricted cash and cash equivalents	$160,428	$169,086

Supplemental disclosure of cash flow information:
Cash paid for interest	$910	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$79
Issuance costs in accounts payable and accrued expenses	$194	$17
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Werewolf Therapeutics, Inc. was incorporated in the state of Delaware in October 2017. As used throughout these unaudited, condensed consolidated financial statements, the terms “Werewolf,” “we,” “us,” and “our” refer to the business of Werewolf Therapeutics, Inc., and its wholly owned subsidiary. We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. Our headquarters are located in Watertown, Massachusetts.
Since inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing the company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
We had cash and cash equivalents of $139.2 million at March 31, 2024. We expect that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements in this Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. We expect to finance our future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (the “2023 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, is unaudited. The December 31, 2023 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the 2023 Annual Report. There have been no material changes in our significant accounting policies during the three months ended March 31, 2024.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation expense and income taxes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid. The provisions of ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied on a prospective basis. Our management is currently evaluating the impact that this standard will have on our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Subsequent Events
We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these condensed consolidated financial statements, we did not identify any subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.
3. Collaboration and License Agreement
Detailed description of the contractual terms and our accounting for the agreement described below is included in our audited financial statements and notes in the 2023 Annual Report.
During the three months ended March 31, 2024, we continued to perform under our exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited ("Jazz"), pursuant to which we recognize revenue utilizing the cost-to-cost input method, which best depicts the research and development services performed for the customer. As a result, we recognize revenue from the transaction price over time as research and development services are performed. The following table summarizes research and development costs incurred and revenue recognized in connection with our performance under the Collaboration Agreement:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue recognized	$742	$4,464
Cost incurred	$335	$2,121
The following table presents changes in our contract liabilities during the three months ended March 31, 2024:

	Balance as of December 31, 2023	Additions	Reductions	Balance as of March 31, 2024
	(in thousands)
Contract liabilities:
Deferred revenue	$1,340	$—	$(407)	$933
Total contract liabilities	$1,340	$—	$(407)	$933
The remaining deferred revenue is expected to be recognized as revenue over a term of approximately 2.1 years.
Unbilled receivables related to the Collaboration Agreement of $0.3 million and $0.4 million are included within other receivables in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Receivables related to the Collaboration Agreement of $0.4 million and $0.9 million are included within other receivables in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023, includes $0.4 million and $2.3 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.

At the end of each reporting period, we re-evaluate our estimate of the transaction price associated with the Collaboration Agreement and determine if variable consideration previously excluded from the transaction should be included in the transaction price based on changes in circumstances, if any. During the three months ended March 31, 2024 and 2023, we did not recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price.
As of March 31, 2024, we have not received any royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets as March 31, 2024 and December 31, 2023. We did not have any liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets measured at fair value on a recurring basis as of March 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$153,810	$—	$—	$153,810
Total assets	$153,810	$—	$—	$153,810
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$149,294	$—	$—	$149,294
Total assets	$149,294	$—	$—	$149,294
There were no changes in valuation techniques during the three months ended March 31, 2024.
Success Payment Liability
We have entered into an amended and restated loan and security agreement (the “PWB Loan Agreement”) with Pacific Western Bank (“PWB”), as described below in Note 6. In conjunction with the PWB Loan Agreement, we became obligated to pay to PWB a one-time success payment of up to $1.6 million (the “Success Fee”) upon achieving certain conditions defined in the PWB Loan Agreement (the “Success Fee Event”). The Success Fee Event occurred during the second quarter of 2023, resulting in the immediate payment in full of the required Success Fee.
Prior to the occurrence of the Success Fee Event, we recognized a success payment liability that was stated at fair value and was considered Level 3 because its fair value measurement was based, in part, on significant inputs not observed in the market. Upon completion of the Success Fee Event, we paid the total $1.6 million success payment and removed the corresponding success payment liability. We remeasured the success payment liability at each reporting date and immediately prior to the Success Fee Event. During the three months ended March 31, 2023, we recognized expense of $1.0 million associated with the change in the fair value of the success payment liability which is included in other expense, net in the accompanying condensed consolidated statements of operations. We had no outstanding obligation associated with the Success Fee as of March 31, 2024 or December 31, 2023.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Manufacturing	$2,119	$2,772
Employee compensation and benefits	1,350	3,627
Contract research	915	1,049
Professional fees	910	655
Accrued interest	310	310
Other	611	447
Total accrued expenses and other current liabilities	$6,215	$8,860
6. Term Loan
In April 2022, we entered into the PWB Loan Agreement with PWB. Under the terms of the PWB Loan Agreement, PWB made available a term loan in an aggregate principal amount of up to $20.0 million (“Tranche I Loan”) available at any time after the closing date until February 28, 2024 as extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the PWB Loan Agreement (such date, the “Amortization Date”). Based on the satisfaction of certain conditions defined in the PWB Loan Agreement, PWB was also obligated to make available an additional term loan in the aggregate principal amount of up to $20.0 million (“Tranche II Loan”, or collectively with the Tranche I Loan, the “Term Loans”) available at any time after the closing date until the Amortization Date upon the acceptance by the U.S. Food and Drug Administration (the “FDA”) of two investigational new drug (“IND”) submissions on or before March 31, 2023. As of March 31, 2024, we have drawn down $40.0 million of the Term Loans.
The outstanding notes payable balance under the Term Loans consists of the following:

March 31, 2024
(in thousands)
Note payable	$40,000
Unamortized debt discount and issuance costs	(585)
Net carrying amount of note payable	39,415
Less: current portion of note payable	(11,667)
Note payable, net, less current portion	$27,748
Subsequent to the interest-only period, which ends on August 31, 2024, we are required to make equal monthly principal payments plus interest until the Term Loans mature on August 31, 2026. The Term Loans will bear interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changes throughout the term, the interest rate will be adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement is computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $1.0 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.
The following table presents the total principal payments scheduled to become due during each of the years ended December 31:

Principal Payments
(in thousands)
2024 (remaining as of March 31, 2024)	$6,667
2025	20,000
2026	13,333
$40,000
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
All outstanding obligations under the PWB Loan Agreement are secured by our personal property (exclusive of any intellectual property) and are subject to acceleration in the event of default. In the event of a late payment or default, we are obligated to pay a fee equal to 5.0% of such unpaid amounts. In connection with the PWB Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from (i) incurring future debt or granting liens, (ii) effectuating a merger or consolidation with or into any other business organization, (iii) paying dividends or making certain other distributions, (iv) selling or otherwise transferring our assets, (v) making investments in any entities or instruments other than certain investments specified in the PWB Loan Agreement and (vi) making capitalized expenditures in excess of 125% of the amount provided for in the annual budget approved by our board of directors. The PWB Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. On or before September 30, 2023, we were required to raise aggregate gross cash process of at least $50.0 million from the sale or issuance of our equity or from strategic partnerships or any similar transaction. Since receipt of those proceeds, we are required to maintain at all times at least $20.0 million of otherwise unrestricted cash in accounts with PWB, which is included within restricted cash and cash equivalents, net of current portion on our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. On April 17, 2023, we achieved the $50.0 million funding milestone, triggering the corresponding $20.0 million cash covenant, full payment of the Success Fee of $1.6 million, and the updated Amortization Date of August 31, 2024.
PWB has the right to accelerate all of our outstanding obligations under the PWB Loan Agreement or terminate any remaining Term Loan commitments in the event of a material adverse effect on (i) our operations, business or financial condition, (ii) our ability to repay any portion of the Term Loans or perform any of our other obligations under the PWB Loan Agreement, and (iii) our interest in, or the value, perfection or priority of PWB’s security interest in the collateral.
7. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of March 31, 2024, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), formerly known as SVB Securities LLC, pursuant to which we may offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement (the “Prospectus Supplement”) under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are now entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the three months ended March 31, 2024, we sold 4,169,324 shares of our common stock at an average price of $5.05 per share for net proceeds of $20.1 million after deducting sales commissions and offering expenses. During the three months ended March 31, 2023, we sold 3,824,249 shares of our common stock at an average price of $2.35 per share for net proceeds of $8.6 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2024	2023
Shares reserved for exercises of outstanding stock options	7,450,864	5,700,070
Shares reserved for vesting of restricted stock units	361,500	361,500
Shares reserved for exercises of warrants	58,904	58,904
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	507,113	507,113
Shares reserved for future issuance under the 2021 Stock Incentive Plan	2,110,219	1,911,660
Total shares reserved for future issuance	10,488,600	8,539,247
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2024, no shares of preferred stock were issued or outstanding.

8. Stock-based Compensation
2017 Stock Incentive Plan
In December 2017, we adopted the 2017 Stock Incentive Plan (as amended and restated, the “2017 Plan”), under which we could grant incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards to eligible employees, officers, directors and consultants. The terms of stock options and RSAs, including vesting requirements, were determined by our board of directors, subject to the provisions of the 2017 Plan.
2021 Stock Incentive Plan
In April 2021, our board of directors adopted and our stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of our initial public offering (“IPO”). As a result of the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.
The 2021 Plan provides for the grant of ISOs, non-qualified stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2021 Plan. The terms of awards, including vesting requirements, are determined by our board of directors, subject to the provisions of the 2021 Plan.
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of March 31, 2024, a total of 4,911,502 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
As of March 31, 2024, there were 2,110,219 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
The 2021 ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the three months ended March 31, 2024 and 2023, no shares of our common stock were purchased by participants of the 2021 ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$1,182	$1,020
General and administrative	1,123	1,088
Total stock-based compensation	$2,305	$2,108
RSA Activity
We may, at our discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with us. The shares are recorded in stockholders’ deficit as they vest.

As of December 31, 2023, all RSAs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSAs were granted during the three months ended March 31, 2024. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSAs as of March 31, 2024.
The aggregate fair value of RSAs that vested during the three months ended March 31, 2023, based upon the fair values of the stock underlying the RSAs on the date of vesting, was $0.1 million.
RSU Activity
We have granted RSUs to our employees under the 2021 Plan. The following table summarizes RSU activity during the three months ended March 31, 2024:

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2023	361,500	$3.92
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2024	361,500	$3.92
As of March 31, 2024, we had unrecognized stock-based compensation expense related to unvested RSUs of $0.3 million, which we expect to recognize over a weighted-average period of approximately 0.4 years.
No RSUs vested during the three months ended March 31, 2024 or 2023.
Stock Option Activity
During the year ended December 31, 2022, we granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options would have vested only upon achievement of specified performance targets related to certain business objectives on or before December 31, 2023. As of March 31, 2023, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of March 31, 2023, we did not record any expense for these stock options during the three months ended March 31, 2023. As of December 31, 2023, the specified performance targets had not been achieved, and accordingly, all outstanding performance-based stock options expired without vesting. No additional performance-based stock options have been granted during the three months ended March 31, 2024.
The fair value of stock options granted during the three months ended March 31, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9%	3.9%
Expected term (in years)	6.0	6.0
Expected annual dividend yield	—%	—%
Expected volatility	92.6%	82.6%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $3.59 and $1.48 per share, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2024:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	5,700,070	$6.89
Granted	2,058,389	$4.64
Exercised	(5,999)	$2.05
Cancelled	(301,596)	$5.38
Outstanding at March 31, 2024	7,450,864	$6.33	7.91	$15.2
Exercisable at March 31, 2024	3,583,777	$7.48	6.84	$6.5
The aggregate intrinsic fair value of stock options exercised during the three months ended March 31, 2024 was nominal. There were no stock options exercised during the three months ended March 31, 2023.
As of March 31, 2024, we had unrecognized stock-based compensation expense related to unvested stock options of $14.1 million, which we expect to recognize over a weighted-average period of approximately 2.6 years.
9. Related Parties
In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of our office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of our board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on our board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ended in March 2024, with no option to extend. We received cash payments under the sublease of approximately $0.4 million during the three months ended March 31, 2024. In addition, we received $0.2 million from Crossbow in June 2022 as a security deposit that is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2024. Following the conclusion of the sublease agreement, the security deposit is expected to be remitted to Crossbow upon satisfactory inspection of the subleased premises.
10. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock are considered to be potentially dilutive securities, however the following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	March 31,
	2024	2023
Outstanding stock options	7,450,864	6,664,468
Unvested RSUs	361,500	322,725
Warrants to purchase common stock	58,904	58,904
Commons stock to be issued under the 2021 ESPP	34,227	32,679
Unvested RSAs	—	38,065
Total	7,905,495	7,116,841
11. Subsequent Event
On May 2, 2024, we, as borrower, entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC, or K2HV (“K2HV,” and together with any other lender from time to time, as the “Lenders”); K2HV, as administrative agent for the Lenders; and Ankara Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing, $25.0 million from the first tranche commitment upon closing and $5.0 million from the second tranche commitment. We used the $29.5 million in net loan proceeds received at closing, together with $10.5 million in existing cash, to repay all amounts outstanding under the PWB Loan Agreement in May 2024. A third tranche commitment of up to $10.0 million is available to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months, or 36 months if the third tranche is funded, and then interest and equal principal payments for the next 24 or 12 months, as applicable. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We were required to pay the Lenders’ certain customary fees and expenses at closing and will be required to pay additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees.
The Lenders may elect prior to the full repayment of the term loans to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, at a conversion price of the lesser of $6.32 per share and the lowest effective price per share of our next equity financing, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. The Loan Agreement provides the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of term loans under the Loan Agreement.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to the our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for our obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock subject to certain exceptions and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Annual Report that was filed with the United States Securities and Exchange Commission, or SEC, on March 7, 2024. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
We are also currently evaluating WTX-330 in a Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, to be followed by expansion arms in relapsed/refractory tumors following treatment with checkpoint inhibitors or tumors for which checkpoint inhibitors are not approved. We announced the initiation of patient dosing in February 2023. The trial is currently open for enrollment. We plan to report initial data from the Phase 1 clinical trial in the second quarter of 2024. During the three months ended March 31, 2024, we received alignment from the U.S. Food and Drug Administration, or the FDA, on the comparability path for WTX-330 for an improved manufacturing process, which we expect to integrate into our clinical development program.
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
We continue to further the development of our preclinical product candidates, WTX-518, a systemically delivered, conditionally activated Interleukin-18 INDUKINE molecule in development for the treatment of cancer designed to promote activation of immune cells in the tumor microenvironment, resulting in antitumor immunity, and WTX-712, a systemically delivered, conditionally activated Interleukin-21, or IL-21, INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. In April 2024, we presented preclinical data for both WTX-518 and WTX-712 at the American Association for Cancer Research Annual Meeting. Our preclinical models demonstrate that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation, while WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the tumor microenvironment.
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. For the three months ended March 31, 2024, we recognized $0.7 million of revenue. Revenue from the transaction price for the Collaboration Agreement is recognized based on a cost-to-cost input method and includes upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the three months ended March 31, 2024, we re-evaluated this assessment for any milestones that continue to be excluded from the transaction price, and concluded not to recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price.
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

Our external development costs were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
WTX-330	$4,038	$1,664
WTX-124	1,807	1,340
JZP898	324	1,573
WTX-712	206	73
WTX-518	14	—
Pre-development candidates	248	985
Total external development costs	$6,637	$5,635
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
Other Expense, Net
Other expense, net primarily consists of foreign currency gains and losses related to services performed by foreign vendors.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations:

	Three Months Ended March 31,		$ Change
	2024	2023
	(in thousands)
Revenue:
Collaboration revenue	$742	$4,464	$(3,722)
Operating expenses:
Research and development	12,908	11,706	1,202
General and administrative	4,996	4,981	15
Total operating expenses	17,904	16,687	1,217
Operating loss	(17,162)	(12,223)	(4,939)
Other income:
Interest income	1,973	1,519	454
Interest expense	(1,003)	(172)	(831)
Other expense, net	(1)	(1,106)	1,105
Total other income	969	241	728
Net loss	$(16,193)	$(11,982)	$(4,211)
Revenue
Revenue was $0.7 million for the three months ended March 31, 2024, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz, costs incurred for research services to be reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. Comparatively, we recognized $4.5 million in collaboration revenue during the three months ended March 31, 2023. This $3.7 million decrease in collaboration revenue is primarily driven by a higher volume of development activity during the three months ended March 31, 2023 in preparation of IND submission of JZP898.

Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended March 31,		$ Change
	2024	2023
	(in thousands)
Personnel	$4,470	$4,009	$461
Manufacturing	3,809	2,862	947
Clinical trial costs	1,769	1,517	252
Contract research organization	1,059	1,256	(197)
Facility costs	892	688	204
Lab consumables	750	1,196	(446)
Other	159	178	(19)
Total research and development expenses	$12,908	$11,706	$1,202
Research and development expenses for the three months ended March 31, 2024 were $12.9 million, compared to $11.7 million for the three months ended March 31, 2023. The increase of $1.2 million was primarily due to:
•$1.2 million of a combined increase in manufacturing costs of $0.9 million and clinical trial costs of $0.3 million. The increases in both our manufacturing and clinical trial costs are driven by an increase of $2.3 million in costs associated with our continued development efforts of WTX-124 and WTX-330, which continue to progress through their respective clinical trials, including manufacturing to support those clinical trials. This increase was partially offset by a decrease of $0.9 million in manufacturing costs associated with JZP898, which were higher during the three months ended March 31, 2023 as we prepared for IND submission of JZP898; and
•$0.5 million of increased personnel costs due to the timing and valuation of stock-based awards granted to employees, combined with annual cost of living adjustments.
These increases were partially offset by a decrease of $0.4 million in lab consumables due to a shift in priorities from discovery efforts to a higher focus on furthering the research and development of our existing product candidates.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended March 31,		$ Change
	2024	2023
	(in thousands)
Personnel	$2,599	$2,540	$59
Professional services	1,263	1,083	180
Facility costs	383	322	61
Corporate insurance	322	684	(362)
Information technology costs	180	142	38
Other	249	210	39
Total general and administrative expenses	$4,996	$4,981	$15
General and administrative expenses were $5.0 million for each of the three months ended March 31, 2024 and 2023. Significant fluctuations in general and administrative expenses include:
•$0.4 million of decreased corporate insurance costs, driven by a reduction in associated premiums; and
•$0.2 million of increased professional services costs, driven by costs incurred to protect our intellectual property and general corporate matters.

Interest Income
Interest income was $2.0 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023. This increase in interest income was primarily a result of higher yields on our cash equivalents during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Interest Expense
During the three months ended March 31, 2024 we recognized interest expense of $0.9 million related to the unpaid principal balance of our term loans under the loan agreement with PWB, compared to $0.2 million of interest expense recognized during the three months ended March 31, 2023. Additionally, we recognized $0.1 million of non-cash interest related to the amortization of debt issuance costs during the three months ended March 31, 2024, compared to a nominal amount of non-cash interest recognized during the three months ended March 31, 2023. The increase in the total interest expense recognized during the three months ended March 31, 2024 compared to three months ended March 31, 2023 was due to the timing of when we drew down on our term loans, which occurred on March 15, 2023. Prior to drawing down on the term loans, we incurred no interest expense.
Other Expense, Net
Other expense, net for the three months ended March 31, 2023 primarily consisted of $1.0 million in losses recognized for the change in the fair value of the success payment liability during the period. As the success payment liability was settled during the second quarter of 2023, we incurred no such losses during the three months ended March 31, 2024. Other expense, net for the three months ended March 31, 2024 and 2023 also consists of foreign currency gains and losses related to services performed by foreign vendors. No material foreign currency gains or losses were recognized during either period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $16.2 million and $12.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $360.3 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. Because our product candidates are in clinical development and the outcome of our efforts is uncertain, we cannot estimate the actual costs necessary to successfully complete the development and commercialization of our product candidates, or when we may achieve profitability, if at all.
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
Term Loan Facilities
In April 2022, we entered into an amended and restated loan and security agreement, or the PWB Loan Agreement, with PWB, which amended and restated in its entirety our previous loan and security agreement with PWB. Under the terms of the PWB Loan Agreement, PWB made available term loans in an aggregate principal amount of up to $40.0 million, or the Term Loans, consisting of (i) a term loan in the aggregate principal amount of up to $20.0 million available at any time until February 28, 2024 (which was extended to August 31, 2024 upon the satisfaction of certain conditions set forth in the PWB Loan Agreement), or the Amortization Date, and (ii) a term loan in the aggregate principal amount of up to $20.0 million available at any time until the Amortization Date upon the acceptance by the FDA of two IND submissions on or before March 31, 2023. In March 2023, we drew down $40.0 million of the Term Loans.
The Term Loans bore interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.50%. If the prime rate changed throughout the term, the interest rate would be adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. The PWB Loan Agreement provided for interest-only payments until the Amortization Date, at which time the aggregate outstanding principal balance of the Term Loans was required to be repaid in monthly installments on a 24-month repayment schedule. All unpaid principal and accrued and unpaid interest with respect to the Term Loans was due and payable in full on August 31, 2026. At our option, we were permitted to elect to prepay all, or any part, of the outstanding Term Loans at any time without premium or penalty.
We were obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $200,000 and (b) 2.00% of the amount drawn under the Term Loans for a transaction occurring on or prior to March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $400,000 and (b) 4.00% of the amount drawn under the Term Loans, which fee is referred to as the Success Fee, upon the occurrence of a Success Fee Event (as defined in the PWB Loan Agreement). In April 2023, the Success Fee Event occurred and, as such, we became obligated to pay the corresponding Success Fee to PWB, in accordance with the terms of the PWB Loan Agreement. We removed the corresponding financial instrument for the Success Fee liability and paid the total $1.6 million upon the occurrence of the Success Fee Event. Upon occurrence of the Success Fee Event, the Amortization Date was extended to August 31, 2024, thereby extending the date for all unpaid principal and accrued and unpaid interest with respect to the Term Loans to August 31, 2026.
In May 2024, we repaid all amounts outstanding under the PWB Loan Agreement, using $29.5 million in net loan proceeds received under our loan agreement with K2 HealthVentures LLC, or K2HV, as described below, together with $10.5 million in existing cash. Under the PWB Loan Agreement, we were required to maintain at least $20.0 million of restricted cash in PWB accounts. As a result of the repayment, we are no longer required to maintain $20.0 million of restricted cash.
On May 2, 2024, we, as borrower, entered into a loan and security agreement, or the Loan Agreement with K2HV (we refer to K2HV, together with any other lender from time to time, as the Lenders); K2HV, as administrative agent for the Lenders; and Ankara Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing, $25.0 million from the first tranche commitment upon closing and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million is available to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months, or 36 months if the third tranche is funded, and then interest and equal principal payments for the next 24 or 12 months, as applicable. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We were required to pay the Lenders’ certain customary fees and expenses at closing and will be required to pay additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees.
The Lenders may elect prior to the full repayment of the term loans to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, at a conversion price of the lesser of $6.32 per share and the lowest effective price per share of our next equity financing, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. The Loan Agreement provides the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of term loans under the Loan Agreement.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for our obligations under the Loan Agreement, we granted the

Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.
For additional information about the terms of the Loan Agreement, please see Part II, Item 5, “Other Information.”
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement, or the Prospectus Supplement, under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the three months ended March 31, 2024, we sold 4,169,324 shares of our common stock at an average price of $5.05 per share for net proceeds of $20.1 million after deducting sales commissions and offering expenses.
Jazz Collaboration
As of March 31, 2024, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances.
Plan of Operation and Future Funding Requirements
As of March 31, 2024, we had cash and cash equivalents of $139.2 million. We also had restricted cash and cash equivalents of $21.2 million as of March 31, 2024, of which $20.0 million became unrestricted upon the repayment of the PWB Loan Agreement. We expect that our existing cash and cash equivalents will be sufficient to fund our operational expenses and capital expenditure requirements through at least twelve months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued on May 3, 2024. We believe that our existing cash and cash equivalents at March 31, 2024, together with cash impacts of the loan refinancing, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties.
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
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,297)	$(9,898)
Investing activities	(111)	(168)
Financing activities	20,259	48,623
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$4,851	$38,557
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $15.3 million, compared to $9.9 million for the three months ended March 31, 2023. This increase of $5.4 million was primarily attributable to a decrease in revenue from our Collaboration Agreement of $3.7 million, primarily driven by a higher volume of development activity during the three months ended March 31, 2023 in preparation of IND submission of JZP898, combined with an increase in research and development expenses of $1.2 million, primarily driven by our continued development efforts of our other product candidates.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $0.1 million, compared to $0.2 million for the three months ended March 31, 2023. The activity for both periods represents capital expenditures of property and equipment used in our operations.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $20.3 million, compared to $48.6 million for the three months ended March 31, 2023. Cash provided by financing activities for the three months ended March 31, 2024 primarily consisted of net proceeds from our ATM Offering during the period. Comparatively, cash provided by financing activities for the three months ended March 31, 2023 consisted of proceeds from the $40.0 million drawdown of the Term Loans combined with $8.6 million in net proceeds from our ATM Offering during the period.
Contractual Obligations
Overview
In the normal course of business, we enter into agreements with contract research organizations, or CROs, contract manufacturers, vendors and other third parties for preclinical studies and clinical trials, manufacturing services and other services and products for operating purposes. These contracts do not contain minimum purchase commitments and are cancellable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facilities” for descriptions of our PWB Loan Agreement and our Loan Agreement.
Lease Agreements
In April 2019, we entered into a lease for office and laboratory as our previous headquarters. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, a related party, to sublease the entirety of this space. The terms for both our original lease and our sublease with Crossbow expired in March 2024.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $15.0 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2023 Annual Report, which was filed with the SEC on March 7, 2024. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Material Weakness
During the second quarter of 2023, our management identified a material weakness in our internal controls over financial reporting, specifically related to the application of invoices to purchase orders and processes to estimate progress on open purchase orders and to identify inaccurate expense estimates within purchase orders. Since identifying the material weakness, we have taken several measures to enhance and strengthen our internal control over financial, including:
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
The processes and controls intended to remediate the material weakness described above have been in operation for a sufficient period of time for management to be able to conclude that these controls are operating effectively. As a result, management has concluded that, as of March 31, 2024, we had remediated the previously reported material weakness.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $16.2 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $360.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of March 31, 2024, we had cash and cash equivalents of $139.2 million. We expect that our cash and cash equivalents as of March 31, 2024 will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with pembrolizumab and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. For example, pursuant to the terms of our loan agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV, the lenders have the right to convert any portion of the outstanding principal amount of the first tranche part A term loan then outstanding into shares of our common stock, which right, if exercised, could have a dilutive impact on our stockholders' ownership interests. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. The incurrence of indebtedness would result in payment obligations and could require us to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Further, our ability to obtain additional debt financing may be limited by covenants we have made under the Loan Agreement with K2HV, including our pledge of substantially all of our assets, other than our intellectual property, as collateral. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We have a term loan facility that requires us to comply with certain operating covenants and places restrictions on our operating and financial flexibility.
All outstanding obligations under the Loan Agreement are secured by our personal property (exclusive of any intellectual property) and are subject to acceleration upon an event of default. Under the Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions or repurchasing our equity, disposing of our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the Loan Agreement. The Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. Our failure to comply with any of the foregoing covenants would result in an event of default under the Loan Agreement.
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
Under our Loan Agreement, the occurrence of an event or circumstance that could be expected to have a material adverse effect on our business, operations, properties, assets or condition is an event of default. If an event of default occurs and the lenders accelerate the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under our Loan Agreement, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.
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
On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. However, the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that the U.S. Supreme Court to review the Appeals Court decision. The Supreme Court granted these petitions for writ of certiorari for the appeals court decision, heard oral arguments in the first quarter of 2024 and a ruling is expected in mid-2024.
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
As of March 31, 2024, we had 46 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our stock price is likely be volatile. For example, from January 1, 2023, until April 29, 2024, our stock price has ranged from $1.57 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
In the past, we have identified material weaknesses in our internal control over financial reporting. All material weaknesses previously identified have been fully remediated as of March 31, 2024.
If, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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
Item 5. Other Information.
On May 2, 2024, we, as borrower, entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV (we refer to K2HV, together with any other lender from time to time, as the Lenders); K2HV, as administrative agent for the Lenders; and Ankara Trust Company, LLC, as collateral trustee for the Lenders. The Loan Agreement provides for up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing, $25.0 million from the first tranche commitment upon closing and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million is available to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months, or 36 months if the third tranche is funded, and then interest and equal principal payments for the next 24 or 12 months, as applicable. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We were required to pay the Lenders’ certain customary fees and expenses at closing and will be required to pay additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees.
The Lenders may elect prior to the full repayment of the term loans to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, at a conversion price of the lesser of $6.32 per share and the lowest effective price per share of our next equity financing, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. The Loan Agreement provides the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of term loans under the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, subject to certain exceptions and conditions.
The foregoing description of the Loan Agreement is qualified in its entirety by reference to the full text thereof, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2024.

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

WEREWOLF THERAPEUTICS, INC.

Date: May 3, 2024	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)