Form 10-Q
period 2024-06-30
Werewolf Therapeutics, Inc.
filed 2024-08-08
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 43,702,147 shares of common stock, $0.0001 par value per share, outstanding.

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
Trademarks and Trade names
We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. The service marks and trademarks that we own include the marks PREDATOR® and INDUKINE™. Other trademarks, service marks and trade names appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$135,303	$134,343
Prepaid expenses and other current assets	2,940	2,677
Other receivables	545	1,350
Total current assets	138,788	138,370
Property and equipment, net	7,092	7,958
Restricted cash and cash equivalents, net of current portion	1,211	21,023
Operating lease right of use asset	6,347	6,888
Other assets	265	594
Total assets	$153,703	$174,833
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,467	$1,336
Accrued expenses and other current liabilities	8,701	8,860
Operating lease liability, current	1,274	1,608
Deferred revenue, current	—	907
Note payable, current	—	6,667
Total current liabilities	11,442	19,378
Operating lease liability, net of current portion	10,239	10,992
Deferred revenue, net of current portion	—	433
Note payable, net of discount, issuance costs, and current portion	25,163	32,656
Derivative liability	2,841	—
Total liabilities	49,685	63,459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 43,702,147 and 39,107,048 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	481,529	455,443
Accumulated deficit	(377,515)	(344,073)
Total stockholders’ equity	104,018	111,374
Total liabilities and stockholders’ equity	$153,703	$174,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$1,143	$8,081	$1,885	$12,545
Operating expenses:
Research and development	15,271	9,583	28,179	21,289
General and administrative	4,832	4,565	9,828	9,546
Total operating expenses	20,103	14,148	38,007	30,835
Operating loss	(18,960)	(6,067)	(36,122)	(18,290)
Other income:
Interest income	1,793	1,949	3,766	3,467
Interest expense	(1,142)	(955)	(2,145)	(1,126)
Loss on extinguishment of debt	(553)	—	(553)	—
Other income (expense), net	1,613	(25)	1,612	(1,131)
Total other income	1,711	969	2,680	1,210
Net loss	$(17,249)	$(5,098)	$(33,442)	$(17,080)

Net loss per common share, basic	$(0.40)	$(0.14)	$(0.79)	$(0.49)
Net loss per common share, diluted	$(0.43)	$(0.14)	$(0.82)	$(0.49)
Weighted-average common shares outstanding, basic	43,521,406	35,557,701	42,564,342	35,173,327
Weighted-average common shares outstanding, diluted	44,043,184	35,557,701	42,825,231	35,173,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
Issuance of common stock from at the market offering, net of issuance costs of $985	4,169,324	—	20,089	—	20,089
Stock-based compensation expense	—	—	2,305	—	2,305
Stock option exercises	5,999	—	12	—	12
Net loss	—	—	—	(16,193)	(16,193)
Balance at March 31, 2024	43,282,371	4	477,849	(360,266)	117,587
Issuance of common stock from at the market offering, net of issuance costs of $61	172,996	—	1,002	—	1,002
Issuance of common stock, net	246,680	—	76	—	76
Stock-based compensation expense	—	—	2,602	—	2,602
Stock option exercises	100	—	—	—	—
Net loss	—	—	—	(17,249)	(17,249)
Balance at June 30, 2024	43,702,147	$4	$481,529	$(377,515)	$104,018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,515,074	$3	$429,039	$(306,705)	$122,337
Issuance of common stock from at the market offering, net of issuance cost of $103	3,824,249	—	8,610	—	8,610
Stock-based compensation expense	—	—	2,108	—	2,108
Net loss	—	—	—	(11,982)	(11,982)
Balance at March 31, 2023	35,339,323	3	439,757	(318,687)	121,073
Issuance of common stock from at the market offering, net of issuance costs of $31	272,032	—	644	—	644
Issuance of common stock, net	28,739	—	45		45
Stock-based compensation expense	—	—	1,930	—	1,930
Stock option exercises	1,690	—	5	—	5
Net loss	—	—	—	(5,098)	(5,098)
Balance at June 30, 2023	35,641,784	$3	$442,381	$(323,785)	$118,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(33,442)	$(17,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,907	4,038
Depreciation expense	918	859
Non-cash interest expense	410	92
Non-cash lease expense	541	675
Loss on extinguishment of debt	553	—
Change in fair value of derivative liabilities	(1,609)	—
Change in fair value of success payment liability	—	(1,030)
Amortization of debt issuance costs	—	60
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(474)	863
Other receivables	805	1
Other non-current assets	329	—
Accounts payable, accrued expenses and other liabilities	15	(3,017)
Deferred revenue	(1,340)	(5,271)
Operating lease liability	(1,087)	(1,009)
Net cash used in operating activities	(29,474)	(20,819)
Investing activities:
Purchases of property and equipment	(128)	(350)
Net cash used in investing activities	(128)	(350)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	21,124	9,265
Proceeds from drawdown of term loans	30,000	40,000
Payment of debt issuance costs	(673)	—
Repayment of term loan	(40,000)	—
Proceeds from issuances under Employee Stock Purchase Plan	76	45
Proceeds from stock option exercises	12	5
Net cash provided by financing activities	10,539	49,315
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(19,063)	28,146
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	155,577	130,529
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$136,514	$158,675

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$135,303	$137,452
Prepaid expenses and other current assets	—	208
Restricted cash and cash equivalents, net of current portion	1,211	21,015
Total cash, cash equivalents and restricted cash and cash equivalents	$136,514	$158,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,788	$742
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$13
Issuance costs in accounts payable and accrued expenses	$69	$15
Fair value of derivative liability issued with term loan	$4,450	$—
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
We had cash and cash equivalents of $135.3 million at June 30, 2024. We expect that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements in this Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. We expect to finance our future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (the “2023 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, is unaudited. The December 31, 2023 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the 2023 Annual Report. Other than as set forth below there have been no material changes in our significant accounting policies during the six months ended June 30, 2024.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation expense and the fair value of the derivative liability, and income taxes. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU No. 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU No. 2020-06 also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU No. 2020-06 on January 1, 2024. The adoption did not have a material impact on the condensed consolidated financial statements.
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
During the six months ended June 30, 2024, we continued to perform under our exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited ("Jazz"), pursuant to which we recognized revenue utilizing the cost-to-cost input method, which best depicts the research and development services performed for the customer. Revenue from the transaction price was recognized over time as research and development services were performed. In June 2024, we executed a transfer agreement (the “Transfer Agreement”) to assign our rights in a development agreement with a contract manufacturer of our interferon alpha INDUKINE molecule JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, during the three months ended June 30, 2024, all remaining deferred revenue related to the Collaboration Agreement has been recognized. The following table summarizes research and development costs incurred and revenue recognized in connection with our performance under the Collaboration Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue recognized	1,143	8,081	1,885	12,545
Cost incurred	210	5,152	545	7,273

The following table presents changes in our contract liabilities during the six months ended June 30, 2024:

	Balance as of December 31, 2023	Additions	Reductions	Balance as of June 30, 2024
	(in thousands)
Contract liabilities:
Deferred revenue	$1,340	$—	$(1,340)	$—
Total contract liabilities	$1,340	$—	$(1,340)	$—
All deferred revenue related to the Collaboration Agreement has been recognized as of June 30, 2024
Unbilled receivables related to the Collaboration Agreement of $0.2 million and $0.4 million are included within other receivables in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Receivables related to the Collaboration Agreement of $0.3 million and $0.9 million are included within other receivables in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the six months ended June 30, 2024 and 2023, includes $1.3 million and $5.3 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.
At the end of each reporting period, we re-evaluate our estimate of the transaction price associated with the Collaboration Agreement and determine if variable consideration previously excluded from the transaction should be included in the transaction price based on changes in circumstances, if any. During the six months ended June 30, 2024 and 2023, we did not recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price. As of June 30, 2024, we have not received any royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets as June 30, 2024 and December 31, 2023.
Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 6, Term Loan) on our condensed consolidated balance sheets as June 30, 2024. We did not have any liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$129,881	$—	$—	$129,881
Total assets	$129,881	$—	$—	$129,881

Liabilities:	$—	$—	$2,841	$2,841
Derivative liability	$—	$—	$2,841	$2,841
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$149,294	$—	$—	$149,294
Total assets	$149,294	$—	$—	$149,294
There were no changes in valuation techniques during the three or six months ended June 30, 2024.

Derivative liabilities
In May 2024, we entered into the K2HV Loan Agreement, as further described in Note 6, which provides up to $60.0 million principal in term loans. Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share (the “Fixed Price Conversion”) and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement (the “Variable Price Conversion”), subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Fixed Price Conversion and Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as a single compound embedded derivative at fair value, with subsequent changes in fair value recognized in the statements of operations.
The following table reconciles the change in fair value of the conversion option derivative liability during the six months ended June 30, 2024 based on Level 3 inputs (in thousands):

Six Months Ended June 30, 2024
Balance at December 31, 2023	$—
Fair value of embedded derivative at issuance of term loan	4,450
Change in fair value	(1,609)
Balance at June 30, 2024	$2,841
For the period ended June 30, 2024, the fair value of the conversion option derivative liability in the term loan has been estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the conversion option derivative liability in the term loan as of June 30, 2024 and May 2, 2024 (inception) is as follows:

	June 30, 2024	May 2, 2024
Stock Price	$2.44	$6.08
Volatility	101.0%	101.0%
Risk-free rate (continuous)	4.5%	4.7%
Expected term (in years)	0.75 yrs	0.91 yrs
Dividend yield (continuous)	—%	—%
Success Payment Liability
In April 2022, we entered into an amended and restated loan and security agreement (the “PWB Loan Agreement”) with Pacific Western Bank (“PWB”), as described below in Note 6. In conjunction with the PWB Loan Agreement, we became obligated to pay to PWB a one-time success payment of up to $1.6 million (the “Success Fee”) upon achieving certain conditions defined in the PWB Loan Agreement (the “Success Fee Event”). The Success Fee Event occurred during the second quarter of 2023, resulting in the immediate payment in full of the required Success Fee.
Prior to the occurrence of the Success Fee Event, we recognized a success payment liability that was stated at fair value and was considered Level 3 because its fair value measurement was based, in part, on significant inputs not observed in the market. Upon completion of the Success Fee Event, we paid the total $1.6 million success payment and removed the corresponding success payment liability. We remeasured the success payment liability at each reporting date and immediately prior to the Success Fee Event. During the six months ended June 30, 2023, we recognized expense of $1.0 million associated with the change in the fair value of the success payment liability which is included in change in fair value of derivative liability in the accompanying condensed consolidated statements of operations. We had no outstanding obligation associated with the Success Fee as of June 30, 2024 or December 31, 2023.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Contract research	$2,845	$1,049
Manufacturing	2,418	2,772
Employee compensation and benefits	2,274	3,627
Professional fees	847	655
Accrued interest	258	310
Other	59	447
Total accrued expenses and other current liabilities	$8,701	$8,860
6. Term Loan
PWB Loan Agreement
In April 2022, we entered into the PWB Loan Agreement with PWB and subsequently drew down an aggregate of $40.0 million in term loans. The term loans accrued interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changed throughout the term, the interest rate would be adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $0.3 million and $0.9 million during the three months ended June 30, 2024 and 2023, respectively.
In May 2024, we repaid all amounts outstanding under the PWB Loan Agreement, using $29.5 million in net loan proceeds received under the K2HV Loan Agreement, as described below at Note 6, together with $10.5 million in existing cash. We recognized a total loss on extinguishment of debt in the amount of $0.6 million in the six months ended June 30, 2024 primarily due to the write off of unamortized debt issuance costs.
K2HV Loan Agreement
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (together with any other lender from time to time, the “Lenders”); K2HV, as administrative agent for the Lenders; and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The K2HV Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing, $25.0 million from the first tranche commitment upon closing and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million is available to be drawn at our option between January 1, 2025 and June 30, 2025, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months, or 36 months if the third tranche is funded, and then interest and equal principal payments each month thereafter through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We are obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee is being accreted to interest expense using the effective interest method over the life of the debt.
The Lenders may elect prior to the full repayment of the term loans to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, pursuant to the Fixed Price Conversion or the Variable Price Conversion, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price

Conversion within the K2HV Loan Agreement are required to be bifurcated as an embedded derivative under ASC 815 at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying consolidated statements of operations. See Note 4 for further discussion on this derivative instrument.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to the our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of June 30, 2024, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with fair value of the embedded derivative of $4.5 million, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method.
The outstanding term loans payable consists of the following:

June 30, 2024
(in thousands)
Term loans	$30,000
Unamortized debt discount	(4,837)
Total debt, long-term	$25,163
The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$515	$515
Accretion of debt discount and Final Fee (8.94%)	285	285
Total interest expense on effective rate (19.24%)	$800	$800
The following table presents the total principal payments and Final Fee schedules to become due during each of the years ended December 31:

Principal Payments and Final Fee
(in thousands)
2024 (remaining as of June 30, 2024)	$—
2025	—
2026	9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085

7. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of June 30, 2024, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), formerly known as SVB Securities LLC, pursuant to which we may offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement (the “Prospectus Supplement”) under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are now entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the six months ended June 30, 2024, we sold 4,342,320 shares of our common stock at an average price of $5.11 per share for net proceeds of $21.1 million after deducting sales commissions and offering expenses. During the six months ended June 30, 2023, we sold 4,096,281 shares of our common stock at an average price of $2.36 per share for net proceeds of $9.3 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2024	2023
Shares reserved for exercises of outstanding stock options	7,510,033	5,700,070
Shares reserved for vesting of restricted stock units	150,000	361,500
Shares reserved for exercises of warrants	58,904	58,904
Shares reserved for future issuance under the 2021 Employee Stock Purchase Plan	471,933	507,113
Shares reserved for future issuance under the 2021 Stock Incentive Plan	2,050,950	1,911,660
Shares reserved for future issuance as part of K2HV conversion feature	791,364	—
Total shares reserved for future issuance	11,033,184	8,539,247
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2024, no shares of preferred stock were issued or outstanding.
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
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of June 30, 2024, a total of 4,911,502 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
2021 Employee Stock Purchase Plan
The 2021 ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the six months ended June 30, 2024 and 2023, 35,180 shares and 28,739 shares, respectively, of our common stock were purchased by participants of the 2021 ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$1,516	$1,019	$2,698	$2,039
General and administrative	1,086	911	2,209	1,999
Total stock-based compensation	$2,602	$1,930	$4,907	$4,038
RSA Activity
We may, at our discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with us. The shares are recorded in stockholders’ deficit as they vest.
As of December 31, 2023, all RSAs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSAs were granted during the six months ended June 30, 2024. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSAs as of June 30, 2024.
The aggregate fair value of RSAs that vested during the three and six months ended June 30, 2023, based upon the fair values of the stock underlying the RSAs on the date of vesting, was $0.1 million and $0.2 million, respectively.
RSU Activity
We have granted RSUs to our employees under the 2021 Plan. The following table summarizes RSU activity during the six months ended June 30, 2024:

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Unvested at December 31, 2023	361,500	$3.92
Granted	—	$—
Vested	(211,500)	$4.97
Forfeited	—	$—
Unvested at June 30, 2024	150,000	$2.45
As of June 30, 2024, we had unrecognized stock-based compensation expense related to unvested RSUs of $0.2 million, which we expect to recognize over a weighted-average period of approximately 0.4 years.

The aggregate fair value of RSUs that vested during the three and six months ended June 30, 2024, was $0.7 million based upon the fair value of the stock underlying the RSUs on the day of vesting. No RSUs vested during the three and six months ended June 30, 2023.
Stock Option Activity
During the year ended December 31, 2022, we granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options would have vested only upon achievement of specified performance targets related to certain business objectives on or before December 31, 2023. As of June 30, 2023, none of these options were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2023, we did not record any expense for these stock options during the three or six months ended June 30, 2023. As of December 31, 2023, the specified performance targets had not been achieved, and accordingly, all outstanding performance-based stock options expired without vesting. No additional performance-based stock options have been granted during the three or six months ended June 30, 2024.
The fair value of stock options granted during the three and six months ended June 30, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.5%	3.8%	4.0%	3.9%
Expected term (in years)	5.5	5.7	6.0	6.0
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	92.6%	82.6%	92.6%	82.6%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2024 and 2023 was $3.68 and $2.24 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $3.60 and $1.55 per share, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	5,700,070	$6.89
Granted	2,205,112	$4.66
Exercised	(6,099)	$2.05
Cancelled	(389,050)	$5.06
Outstanding at June 30, 2024	7,510,033	$6.33	7.85	$0.8
Exercisable at June 30, 2024	4,100,266	$7.25	7.09	$0.5
The aggregate intrinsic fair value of stock options exercised during the three and six months ended June 30, 2024 and 2023 was nominal for each period.
As of June 30, 2024, we had unrecognized stock-based compensation expense related to unvested stock options of $12.4 million, which we expect to recognize over a weighted-average period of approximately 2.5 years.
9. Related Parties
In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of our office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of our board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on our board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June

2022 and ended in March 2024, with no option to extend. We received cash payments under the sublease of approximately $0.4 million during the six months ended June 30, 2024. In addition, we received $0.2 million from Crossbow in June 2022 as a security deposit, which was remitted to Crossbow following the termination of the sublease.
10. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs, conversion option derivative under the K2HV Loan Agreement, and warrants to purchase common stock are considered to be potentially dilutive securities, however the following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	June 30,
	2024	2023
Outstanding stock options	7,510,033	6,745,934
Unvested RSUs	150,000	316,500
Warrants to purchase common stock	58,904	58,904
Common stock to be issued under the 2021 ESPP	36,767	18,366
Total	7,755,704	7,139,704
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. We considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or antidilutive. We made such determination in sequence from the most dilutive to the least dilutive and concluded that the conversion option derivative under the K2HV Loan Agreement is dilutive to net loss per share for the three and six months ended June 30, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, we applied the if-converted method to determine the effect of the conversion option derivative under the K2HV Loan Agreement on the diluted earnings per share calculations. Pursuant to such method, we adjusted the numerator for the gain recognized during the period in net loss from the conversion option derivative under the K2HV Loan Agreement and the increased the denominator to include the number of additional shares of common stock that would have been outstanding if the conversion option derivative under the K2HV Loan Agreement were converted as of the beginning the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(17,249)	$(5,098)	$(33,442)	$(17,080)
Less: Change in fair value of derivative liability	(1,609)	—	(1,609)	—
Plus: Interest expense on converted term loan	120	—	120	—
Adjusted net loss	$(18,738)	$(5,098)	$(34,931)	$(17,080)
Denominator
Weighted-average common stock outstanding, basic	43,521,406	35,557,701	42,564,342	35,173,327
Dilutive effect of common stock issuable from assumed conversion of convertible term loan	521,778	—	260,889	—
Weighted-average common stock outstanding, diluted	44,043,184	35,557,701	42,825,231	35,173,327
Net loss per share
Basic	$(0.40)	$(0.14)	$(0.79)	$(0.49)
Diluted	$(0.43)	$(0.14)	$(0.82)	$(0.49)

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
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In November 2023, we announced preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial. The preliminary data established proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. The preliminary data included data collected as of October 18, 2023, from 16 heavily pretreated patients from the first four monotherapy dose escalation cohorts (1, 3, 6, and 12 mg) supportive of continued dose escalation. Dose escalation is ongoing in the monotherapy and combination therapy arms of the trial. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion and initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial.
We are also currently evaluating WTX-330 in a Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, to be followed by expansion arms in relapsed/refractory tumors following treatment with checkpoint inhibitors or tumors for which checkpoint inhibitors are not approved. We announced the initiation of patient dosing in February 2023. The trial is currently open for enrollment. We reported initial data from the Phase 1 clinical trial in June 2024. During the six months ended June 30, 2024, we received alignment from the U.S. Food and Drug Administration, or the FDA, on the comparability path for WTX-330 for an improved manufacturing process, which we expect to integrate into our clinical development program.
In April 2022, we entered into a global collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, under which Jazz acquired exclusive global development and commercialization rights related to Interferon alpha, or IFNα, INDUKINE molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Pursuant to the terms of the Collaboration Agreement, we were responsible for certain preclinical development activities with respect to JZP898 and in the future could be responsible for other development activities if specified in mutually agreed upon development plans. Jazz generally agreed to reimburse us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products. Jazz received investigational new drug, or IND, application clearance from the FDA for JZP898 in July 2023 and initiated a Phase 1 clinical trial of JZP898 in the fourth quarter of 2023. In June 2024, we executed a transfer agreement, or the Transfer Agreement, to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement.

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
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. For the six months ended June 30, 2024, we recognized $1.9 million of revenue. Revenue from the transaction price for the Collaboration Agreement is recognized based on a cost-to-cost input method and includes upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the six months ended June 30, 2024, we re-evaluated this assessment for any milestones that continue to be excluded from the transaction price, and concluded not to recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price. In June 2024, we executed the Transfer Agreement to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, during the three months ended June 30, 2024, all remaining deferred revenue related to the Collaboration Agreement has been recognized.
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
Our external development costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
WTX-330	$3,891	$(1,013)	$7,929	$1,221
WTX-124	4,338	(786)	6,145	554
JZP898	200	4,595	524	6,169
WTX-712	368	545	574	618
WTX-518	169	—	183	—
Pre-development candidates	262	444	510	858
Total external development costs	$9,228	$3,785	$15,865	$9,420
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330, continue preclinical development of WTX-712 and WTX-518, and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 were generally reimbursed by Jazz until we completed all material performance obligations in June 2024.
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
Interest Expense
Interest expense represents interest incurred from our loan agreement, or the PWB Loan Agreement, with Pacific Western Bank, or PWB, until the extinguishment of the PWB term loan in May 2024, interest incurred from our loan and security agreement, or the K2HV Loan Agreement, with K2 HealthVentures LLC, or K2HV, and non-cash interest expense related the amortization of debt issuance costs.
Other income, net
Other income, net primarily consists of remeasurement of the embedded derivative associated with the debt covenant in the K2HV Loan Agreement during the current period, as it is marked-to-market on a quarterly basis and reflected as a change in the fair value of the derivative liability and of remeasurement gains or losses attributable to changes in the fair value of the success payment liability that was associated with our debt agreement with Pacific Western Bank, or PWB.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of any residual financial impact from the repayment of term loans with lenders, specifically the extinguishment of the PWB term loan in May 2024.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations:

	Three Months Ended June 30,		$ Change
	2024	2023
	(in thousands)
Revenue:
Collaboration revenue	$1,143	$8,081	$(6,938)
Operating expenses:
Research and development	15,271	9,583	5,688
General and administrative	4,832	4,565	267
Total operating expenses	20,103	14,148	5,955
Operating loss	(18,960)	(6,067)	(12,893)
Other income:
Interest income	1,793	1,949	(156)
Interest expense	(1,142)	(955)	(187)
Loss on extinguishment of debt	(553)	—	(553)
Other income (expense), net	1,613	(25)	1,638
Total other income	1,711	969	742
Net loss	$(17,249)	$(5,098)	$(12,151)

Revenue
Revenue was $1.1 million for the three months ended June 30, 2024, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz, costs incurred for research services to be reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. In June 2024, we executed the Transfer Agreement to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, during the three months ended June 30, 2024, all remaining deferred revenue related to the Collaboration Agreement has been recognized. Comparatively, we recognized $8.1 million in collaboration revenue during the three months ended June 30, 2023. This $6.9 million decrease in collaboration revenue is primarily driven by a higher volume of development activity during the three months ended June 30, 2023 in preparation of IND submission of JZP898.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended June 30,		$ Change
	2024	2023
	(in thousands)
Clinical trial costs	$4,566	$1,817	$2,749
Personnel	4,295	3,757	538
Manufacturing	3,899	788	3,111
Facility costs	771	705	66
Contract research organization	763	1,180	(417)
Lab consumables	735	1,114	(379)
Other	242	222	20
Total research and development expenses	$15,271	$9,583	$5,688
Research and development expenses for the three months ended June 30, 2024 were $15.3 million, compared to $9.6 million for the three months ended June 30, 2023. The increase of $5.7 million was primarily due to:
•$5.9 million of a combined increase in manufacturing costs of $3.1 million and clinical trial costs of $2.7 million. The increases in both our manufacturing and clinical trial costs are driven by an increase in costs associated with our continued development efforts of WTX-124 and WTX-330, which continue to progress through their respective clinical trials, including manufacturing to support those clinical trials; and
•$0.5 million of increased personnel costs due to the timing and valuation of stock-based awards granted to employees, combined with annual cost of living adjustments.

These increases were partially offset by a decrease of $0.4 million in lab consumables and a decrease of $0.4 million in contract research spending, due to a shift in priorities from discovery efforts to a higher focus on furthering the research and development of our existing product candidates.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended June 30,		$ Change
	2024	2023
	(in thousands)
Personnel	$2,429	$2,235	$194
Professional services	1,308	1,123	185
Facility costs	313	274	39
Corporate insurance	277	447	(170)
Information technology costs	227	169	58
Other	278	317	(39)
Total general and administrative expenses	$4,832	$4,565	$267
General and administrative expenses were $4.8 million for the three months ended June 30, 2024, compared to $4.6 million for three months ended June 30, 2023. Significant fluctuations in general and administrative expenses include:
•$0.2 million of increased personnel costs, driven by timing of RSU vesting in the period compared to prior year;
•$0.2 million of increased professional services costs, driven by costs incurred to protect our intellectual property and general corporate matters; and
•$0.2 million of decreased corporate insurance costs, driven by a reduction in associated premiums.
Interest Income
Interest income was $1.8 million for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023. This decrease in interest income was primarily a result of less cash equivalents being held in money market accounts, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest Expense
Interest expense was $1.1 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023. This increase in interest expense was primarily the result of higher effective interest rates under the K2HV Loan Agreement, which was executed in May 2024 after the extinguishment of the PWB term loan.
Other Income, Net
Other income, net for the three months ended June 30, 2024 consisted of $1.6 million in unrealized gains recognized for the change in fair value of the embedded derivative liability associated with the K2HV Loan Agreement. Other income, net for the three months ended June 30, 2023 consisted of less than $0.1 million in losses recognized for the change in the fair value of the PWB success payment liability during the period and was settled during the second quarter of 2023, such that we incurred no such losses associated with the PWB success liability during the three months ended June 30, 2024. Other income, net for the three months ended June 30, 2024 and 2023 also consists of foreign currency gains and losses related to services performed by foreign vendors. No material foreign currency gains or losses were recognized during either period.
Loss on the Extinguishment of Debt
The extinguishment of the PWB term loan during the period resulted in a one-time loss of $0.6 million for the three months ended June 30, 2024. As no corresponding finance activity occurred for the three months ended June 30, 2023, we did not incur any related gain or loss on a debt extinguishment in the prior year comparative period.

Results of Operations
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		$ Change
	2024	2023
	(in thousands)
Revenue:
Collaboration revenue	$1,885	$12,545	$(10,660)
Operating expenses:
Research and development	28,179	21,289	6,890
General and administrative	9,828	9,546	282
Total operating expenses	38,007	30,835	7,172
Operating loss	(36,122)	(18,290)	(17,832)
Other income:
Interest income	3,766	3,467	299
Interest expense	(2,145)	(1,126)	(1,019)
Loss on extinguishment of debt	(553)	—	(553)
Other (expense) income, net	1,612	(1,131)	2,743
Total other income	2,680	1,210	1,470
Net loss	$(33,442)	$(17,080)	$(16,362)

Revenue
Revenue was $1.9 million for the six months ended June 30, 2024, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz, costs incurred for research services to be reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. In June 2024, we executed a transfer agreement the Transfer Agreement to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, during the three months ended June 30, 2024, all remaining deferred revenue related to the Collaboration Agreement has been recognized. Comparatively, we recognized $12.5 million in collaboration revenue during the six months ended June 30, 2023. This $10.7 million decrease in collaboration revenue is driven by elevated research and development activities related to and in preparation for the IND submission of JZP898 in prior year.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		$ Change
	2024	2023
	(in thousands)
Personnel	$8,765	$7,767	$998
Manufacturing	7,708	3,650	4,058
Clinical trial costs	6,335	3,334	3,001
Contract research organization	1,822	2,436	(614)
Facilities	1,664	1,393	271
Lab consumables	1,486	2,310	(824)
Other	399	399	—
Total research and development expenses	$28,179	$21,289	$6,890
Research and development expenses for the six months ended June 30, 2024 were $28.2 million, compared to $21.3 million for the six months ended June 30, 2023. The increase of $6.9 million was primarily due to:
•$7.1 million combined increase in manufacturing costs of $4.1 million and increased clinical trial costs of $3.0 million are driven by an increase of in costs associated with our continued development efforts of WTX-124 and WTX-330, which continue to progress through their respective clinical trials, including manufacturing to support those clinical trials; and
•$1.0 million of increased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees;
The increase was partially offset by:
•$0.8 million of decreased lab consumables costs and $0.6 million of decreased contract research costs, primarily related to reduced discovery efforts in comparison to the first half of 2023.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		$ Change
	2024	2023
	(in thousands)
Personnel	$5,028	$4,775	$253
Professional services	2,571	2,206	365
Facilities	696	596	100
Corporate insurance	599	1,131	(532)
IT costs	407	312	95
Other	527	526	1
Total general and administrative expenses	$9,828	$9,546	$282
General and administrative expenses were $9.8 million for the six months ended June 30, 2024, compared to $9.5 million for the six months ended June 30, 2023. The increase of $0.3 million was primarily due to:
•$0.3 million of increased personnel costs, including $0.2 million of increased stock-based compensation expense, due to increased headcount to support operating as a public company; and
•$0.4 million of increased professional services costs, driven by costs incurred to facilitate new debt agreements and corresponding legal and consulting needs.
The decrease was partially offset by
•$0.5 million of decreased corporate insurance costs, driven by a reduction in associated premiums in the current period compared to the six months ended June 30, 2023.

Interest Income
Interest income was $3.8 million for the six months ended June 30, 2024, compared to $3.5 million for the six months ended June 30, 2023. This increase in interest income was primarily the result of higher yields on our cash equivalents during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Interest Expense
Interest expense was $2.1 million for the six months ended June 30, 2024, compared to $1.1 million for the six months ended June 30, 2023. This increase in interest expense was primarily the result of the timing of the drawdown on the available term loans in each period, as we had a lower average balance on the interest-bearing note payable balance for the first three months of 2023.
Other (expense) income, net
Other (expense) income, net for the six months ended June 30, 2024 primarily consisted of $1.6 million in unrealized gains recognized for the adjusted balance of the embedded derivative liability associated with the K2HV Loan Agreement. Other (expense) income, net for the six months ended June 30, 2023 consisted of $1.1 million in losses recognized for the change in the fair value of the success payment liability during the period and was settled during the second quarter of 2023, such that we incurred no such losses associated with the success liability in the PWB Loan Agreement during the six months ended June 30, 2024. The remaining portion of other (expense), net is related to losses on foreign currency exchanges in the period.
Loss on the Extinguishment of Debt
The extinguishment of the PWB term loan resulted in a one-time loss of $0.6 million for the six months ended June 30, 2024. As no corresponding finance activity occurred for the six months ended June 30, 2023, we did not incur any related gain or loss on a debt extinguishment in the prior year comparable period.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $17.2 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $377.5 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. Because our product candidates are in clinical development and the outcome of our efforts is uncertain, we cannot estimate the actual costs necessary to successfully complete the development and commercialization of our product candidates, or when we may achieve profitability, if at all.
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

Term Loan Facilities
PWB Loan Agreement
In April 2022, we entered into the PWB Loan Agreement with PWB and subsequently drew down an aggregate of $40.0 million in term loans. The term loans accrued interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changed throughout the term, the interest rate would be adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $0.3 million and $0.9 million during the three months ended June 30, 2024 and 2023, respectively.
In May 2024, we repaid all amounts outstanding under the PWB Loan Agreement, using $29.5 million in net loan proceeds received under the loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), as described below at Note 6, together with $10.5 million in existing cash. We recognized a total loss on extinguishment of debt in the amount of $0.6 million in the six months ended June 30, 2024 primarily due to the write off of unamortized debt issuance costs.
K2HV Loan Agreement
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (together with any other lender from time to time, the “Lenders”); K2HV, as administrative agent for the Lenders; and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The K2HV Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing, $25.0 million from the first tranche commitment upon closing and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million is available to be drawn at our option between January 1, 2025 and June 30, 2025, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months, or 36 months if the third tranche is funded, and then interest and equal principal payments each month thereafter through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We are obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee is being accreted to interest expense using the effective interest method over the life of the debt.
Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share (the “Fixed Price Conversion”) and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement (the “Variable Price Conversion”), subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as an embedded derivative under ASC 815 at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying consolidated statements of operations. See Note 4 for further discussion on this derivative instrument.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to the our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of June 30, 2024, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with fair value of the embedded derivative of $4.5 million, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method.
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement, or the Prospectus Supplement, under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the six months ended June 30, 2024, we sold 4,342,320 shares of our common stock at an average price of $5.11 per share for net proceeds of $21.1 million after deducting sales commissions and offering expenses.
Jazz Collaboration
As of June 30, 2024, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In June 2024, we executed the Transfer Agreement to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, during the three months ended June 30, 2024, all remaining deferred revenue related to the Collaboration Agreement has been recognized.
Plan of Operation and Future Funding Requirements
As of June 30, 2024, we had cash and cash equivalents of $135.3 million. We also had restricted cash and cash equivalents of $1.2 million as of June 30, 2024. We expect that our existing cash and cash equivalents will be sufficient to fund our operational expenses and capital expenditure requirements through at least twelve months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued on August 8, 2024. We believe that our existing cash and cash equivalents at June 30, 2024, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties.
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
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,474)	$(20,819)
Investing activities	(128)	(350)
Financing activities	10,539	49,315
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(19,063)	$28,146
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $29.5 million, compared to $20.8 million for the six months ended June 30, 2023. This increase of $8.7 million was primarily attributable to a decrease in revenue from our Collaboration Agreement of $6.9 million, combined with an increase in research and development expenses of $5.7 million, primarily driven by our continued development efforts of our product candidates. The change in net loss outlined above is partially offset by $5.7 million in non-cash charges and changes in operating assets and liabilities.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million, compared to $0.4 million for the six months ended June 30, 2023. The activity for both periods represents capital expenditures of property and equipment used in our operations.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $10.5 million, compared to $49.3 million for the six months ended June 30, 2023. Cash provided by financing activities for the six months ended June 30, 2024 primarily consisted of net proceeds from our ATM Offering during the period of $21.1 million, as well as the drawdown of the new term loan under the K2HV Loan Agreement of $30.0 million offset by the repayment of the previous PWB term loan of $40.0 million. Comparatively, cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from the $40.0 million drawdown of the PWB term loan combined with $9.3 million in net proceeds from our ATM Offering during the period.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facilities” for descriptions of the PWB Loan Agreement and the K2HV Loan Agreement.
Lease Agreements
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $14.6 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2023 Annual Report, which was filed with the SEC on March 7, 2024. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $17.2 million for the three months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $377.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of June 30, 2024, we had cash and cash equivalents of $135.3 million. We expect that our cash and cash equivalents as of June 30, 2024 will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with pembrolizumab and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. For example, pursuant to the terms of our loan and security agreement, or the K2HV Loan Agreement, with K2 HealthVentures LLC, or K2HV, the lenders have the right to convert any portion of the outstanding principal amount of the first tranche part A term loan then outstanding into shares of our common stock, which right, if exercised, could have a dilutive impact on our stockholders' ownership interests. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. The incurrence of indebtedness would result in payment obligations and could require us to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Further, our ability to obtain additional debt financing may be limited by covenants we have made under the K2HV Loan Agreement, including our pledge of substantially all of our assets, other than our intellectual property, as collateral. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We have a term loan facility that requires us to comply with certain operating covenants and places restrictions on our operating and financial flexibility.
All outstanding obligations under the K2HV Loan Agreement are secured by our personal property (exclusive of any intellectual property) and are subject to acceleration upon an event of default. Under the K2HV Loan Agreement, we are required to comply with certain negative covenants, which among other things, restrict us from incurring future debt or granting liens, effectuating a merger or consolidation with or into any other business organization, paying dividends or making certain other distributions or repurchasing our equity, disposing of our assets, and making investments in any entities or instruments, subject, in each case, to certain exceptions specified in the K2HV Loan Agreement. The K2HV Loan Agreement also contains standard affirmative covenants, including with respect to the issuance of audited consolidated financial statements, insurance, and maintenance of good standing and government compliance in our state of formation. Our failure to comply with any of the foregoing covenants would result in an event of default under the K2HV Loan Agreement.
Our financial obligations and contractual commitments under the K2HV Loan Agreement could have significant adverse consequences, including:
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
Under the K2HV Loan Agreement, the occurrence of an event or circumstance that could be expected to have a material adverse effect on our business, operations, properties, assets or condition is an event of default. If an event of default occurs and the lenders accelerate the amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property. In addition, the covenants under the K2HV Loan Agreement, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing.
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
The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our novel PREDATOR platform. While we have had favorable preclinical study results related to WTX-124 and WTX-330, both of which we are developing by leveraging our PREDATOR platform, and have announced favorable early-stage clinical trial results related to WTX-124 and WTX-330, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We have no assurance that our PREDATOR platform will be able to produce product candidates that will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE molecules by leveraging our PREDATOR platform, and our future success is highly dependent on the continued successful development of our platform and product candidates that we develop by leveraging our platform. Because all of our product candidates are based upon our PREDATOR platform, any development problems we may experience in the future related to any of our product candidates has the potential to impact the development of our other product candidates and any such development problems have the potential to cause significant delays or unanticipated costs and may ultimately not be able to be solved.
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
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our future product candidates will successfully complete preclinical studies, or if any of our current or future product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330 and have entered early clinical stage development, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. Similarly, there can be no assurance that interim or preliminary clinical data or results, including, without limitation, the preliminary Phase 1/1b clinical data reported for WTX-124 and initial safety and efficacy data reported for WTX-330, will be predictive of future clinical data or results, and there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
As of June 30, 2024, we had 45 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our stock price is likely be volatile. For example, from January 1, 2023, until August 2, 2024, our stock price has ranged from $1.57 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the K2HV Loan Agreement and any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
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
In the past, we have identified material weaknesses in our internal control over financial reporting. All material weaknesses previously identified were fully remediated in the first quarter of 2024.
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

4.1*	Form of Common Stock Purchase Warrant.
10.1*
Loan and Security Agreement, dated as of May 2, 2024, by and among the Registrant, each other person party thereto as a borrower from time to time, each person party thereto as a guarantor from time to time, the lenders from time to time party thereto, K2 HealthVentures LLC, as administrative agent for the lenders, and Ankura Trust Company LLC, as administrative agent.

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

WEREWOLF THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)