Form 10-K
period 2024-12-31
Werewolf Therapeutics, Inc.
filed 2025-03-11
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $69,689,962, based upon the closing price of the registrant’s Common Stock on June 28, 2024.
As of March 5, 2025, there were 44,827,159 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2025 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “design,” “designed to,” “engineered,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “promise,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
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
PART I
Item 1. Business
Company Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer and other immune-mediated conditions. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment, or TME. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 (IL-2) and Interleukin-12 (IL-12), respectively, INDUKINE molecules for the treatment of multiple tumor types.
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In November 2023, we announced preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial establishing proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion and initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial. We completed the dose-escalation phase of our Phase 1/1b clinical trial and continue to enroll patients in the monotherapy and combination expansion arms of the Phase 1/1b clinical trial. We have targeted full enrollment in the monotherapy dose expansion arm in the first half of 2025 and in the combination arm in the second half of 2025. We plan to meet with regulatory authorities to discuss potential registrational pathways in the second half of 2025 and to release a monotherapy and combination therapy clinical data update in the fourth quarter of 2025.
We have evaluated WTX-330 in a Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma. We reported initial data from the Phase 1 clinical trial in June 2024 and presented updated interim safety and efficacy data from the Phase 1 clinical trial at the Society for Immunotherapy of Cancer Annual Meeting held in November 2024, highlighting the tolerability profile and monotherapy efficacy signals of WTX-330. Guided by these data, we expect to initiate a Phase 1/2 dose and regimen-finding clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors.
We have licensed the worldwide right to develop and commercialize JZP898, formerly WTX-613, a differentiated, conditionally activated interferon alpha, or IFNα, INDUKINE molecule, to Jazz Pharmaceuticals Ireland Limited, or Jazz.
We continue to further the development of our preclinical product candidates, WTX-712, WTX-518, and WTX-921. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. In April 2024, we presented preclinical data for WTX-712 at the American Association for Cancer Research, or AACR, annual meeting demonstrating that WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME. WTX-518 is a systemically delivered, conditionally activated Interleukin-18 (IL-18) INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity. In April 2024, we also presented preclinical data for WTX-518 at the AACR Annual Meeting demonstrating that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation. WTX-921 is a systemically delivered, conditionally activated Interleukin-10 (IL-10) INDUKINE molecule in development for the treatment of inflammatory bowel disease, or IBD, and potentially other inflammatory diseases.
We continue to build our PREDATOR platform to generate a pipeline of innovative therapeutics that cover a diversity of immune stimulating mechanisms with the potential to address significant unmet medical need in therapeutic areas including new immuno-oncology, autoimmune, and inflammatory diseases. Our PREDATOR platform consists of our protein engineering technologies and our know-how, which we use to generate INDUKINE molecules with multiple functional domains rationally engineered into a single protein to achieve the desired pharmaceutical profile. Each of our lead INDUKINE molecules consists of four components: a cytokine, an inactivation domain, a half-life extension domain and a proprietary protease-cleavable linker. Our INDUKINE molecules for oncology contain cytokines that mediate pro-inflammatory, anti-cancer mechanisms within the TME, with full potency and functionality observed in preclinical studies. The inactivation domain physically blocks the cytokine portion of the INDUKINE molecule in non-tumor tissue throughout the body, or the periphery, preventing it from binding to its receptor until it is cleaved and thereby activated in the TME. The half-life extension domain enables high systemic and tumor tissue exposure for the INDUKINE molecule prior to its cleavage in the tumor. After cleavage in the tumor, the half-life extension domain is removed, and the cytokine is released to activate immune cells. We select the proprietary protease-cleavable linker to enable conditional release of the cytokine portion of the INDUKINE molecule within tumor tissue. This selection is based on our extensive screening in preclinical studies to identify protease-cleavable linkers that are efficiently cleaved by a broad array of human tumor tissues with minimal cleavage in non-tumor tissues.
Our Pipeline
We are leveraging our novel PREDATOR platform to engineer conditionally activated proinflammatory immunomodulators, or INDUKINE molecules, which are delivered systemically but activated only in the TME, with the goal of generating potent antitumor response while minimizing toxicities. Except for JZP898, which we have licensed to Jazz, we have worldwide rights to our PREDATOR platform and our portfolio of INDUKINE product candidates, all of which we have developed internally. We believe our approach has the potential to overcome current limitations of systemic proinflammatory immunomodulatory therapies, such as cytokines, for the treatment of cancer and other immune-mediated conditions. Our current pipeline is summarized below:
Using our PREDATOR platform, we have identified and are continuing to develop five initial product candidates: WTX-124, WTX-330, WTX-712, WTX-518, and WTX-921. In addition to these product candidates, we are pursuing additional immuno-oncology discovery programs in which we are applying our novel engineering approach to other targets. We are also expanding our technology to other disease areas, such as inflammatory diseases.
Our Strategy
Our goal is to utilize our proprietary PREDATOR platform to redefine the cancer treatment landscape with therapies to transform the lives of cancer patients, as well as to continue to develop our preclinical portfolio for the treatment of inflammatory bowel disease and potentially other inflammatory diseases. Key elements of our strategy include:
•Advancing our lead product candidate, WTX-124, through clinical development in selected solid tumor indications.
•Advancing WTX-330 through clinical development in selected solid tumors and lymphoma.
•Advancing WTX-712, WTX-518, and WTX-921 through preclinical development.
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
Leveraging our PREDATOR platform and drug development capabilities, we are creating a portfolio of conditionally activated proinflammatory immunomodulators, including cytokines, designed to be optimized for the treatment of cancer, and suppressive immunomodulators for the treatment of immune mediated diseases. Cytokines are small biologically active proteins that play an essential role in immune cell function of both the innate and adaptive arms of the immune system. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. Interleukins, such as IL-2 and IL-12, IFNα, IL-21, IL-18, and IL-10 are specific types of cytokines, produced primarily by cells of the immune system to signal and organize the immune response. In cancer, cytokines facilitate the ability of the immune system to recognize tumor cells as abnormal and harmful to the host. Cytokines further increase the proliferation of, enhance the survival of and direct a variety of immune cell types to infiltrate the TME and promote potent antitumor immune responses resulting in tumor cell killing and tumor clearance. Three cytokine therapies have received U.S. Food and Drug Administration, or FDA, approval for cancer treatment: (1) aldesleukin for the treatment of metastatic renal cell carcinoma, or RCC, and metastatic melanoma; (2) interferon alfa-2b for the treatment of several malignancies, including advanced melanoma; and most recently (3) nogapendekin alfa inbakicept (IL-15 receptor agonist) for non-muscle invasive bladder cancer.
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

Human Tissue Screening for Selection of Optimized Linker Candidates
We seek to protect aspects of our PREDATOR platform technology by obtaining patent protection in the United States and internationally. Currently, our patent portfolio for our PREDATOR platform technology includes two families of pending patent applications, which disclose and claim protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers, methods of making libraries and methods of screening libraries to identify linkers with desired properties. These patent families were recently filed, and no patents have been granted. For more information see “Intellectual Property” described in this Part I, Item 1.
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
WTX-124 Clinical Development Plan and Interim Results
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In November 2023, we announced preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial. The preliminary data established proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. In June 2024, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, we presented updated interim data from dose escalation, both monotherapy and combination therapy with pembrolizumab, in the Phase 1/1b clinical trial, and announced our recommended dose for expansion, or RDE, of 18 mg for monotherapy, and opening of monotherapy expansion arms. As of May 1, 2024, 47 patients had been treated with at least one dose of WTX-124, 35 in monotherapy and 12 in combination dose escalation. The data continued to demonstrate that WTX-124 was generally well-tolerated in the outpatient setting at monotherapy doses up to 28 mg and combination doses up to 12 mg, with no new safety signals in combination with pembrolizumab. WTX-124 as a monotherapy produced objective clinical responses, including a durable confirmed complete response, or CR, and two partial responses, or PRs, at the active dose levels of 12 and 18 mg. Both PRs were confirmed subsequent to the data cutoff, and one remained progression-free as of November 7, 2024. Increased T cell activation signature for the combination suggested a potential for improved efficacy by combining WTX-124 with pembrolizumab. Of the two previously disclosed PRs in combination therapy, one PR improved to a CR, and both combination responses remain ongoing at greater than eight months.

We have targeted full enrollment in the monotherapy dose expansion arm in the first half of 2025 and in the combination arm in the second half of 2025. We plan to meet with regulatory authorities to discuss potential registrational pathways in the second half of 2025 and to release a monotherapy and combination therapy clinical data update in the fourth quarter of 2025.
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

WTX-330 Clinical Development Plan
We have evaluated WTX-330 in a Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, followed by expansion arms in relapsed/refractory tumors following treatment with checkpoint inhibitors or tumors for which checkpoint inhibitors are not approved. In November 2024, at the 39th Annual Meeting of the Society for Immunotherapy Cancer, or SITC, we presented preliminary first-in-human clinical data from the Phase 1 clinical trial of WTX-330. The preliminary data established proof of mechanism for WTX-330 and proof of concept for our second INDUKINE molecule, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. The preliminary data, collected as of October 7, 2024, was generated from 25 heavily pretreated patients from three dose escalation cohorts (0.016, 0.024, and 0.032 mg/kg) and two expansion arms at 0.024 mg/kg in patients resistant to checkpoint inhibitors or for whom checkpoint inhibitors were not indicated. WTX-330 was generally well-tolerated, with the most common adverse events expected for IL-12 therapy, including cytokine release syndrome, pyrexia, and liver function test elevations. WTX-330 delivered 22-fold more IL-12 than rhIL-12 therapy at its maximal tolerated dose. Anti-tumor activity was noted, including one confirmed PR in metastatic melanoma and stable disease in patients with less immunosensitive tumors. Biomarker data, including NanoString, showed pleiotropic immune activation in the TME, consistent with the mechanism of action of IL-12.
We expect to initiate a Phase 1/2 dose and regimen-finding clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors.
WTX-712: Our IL-21 INDUKINE Molecule
WTX-712 is a systemically delivered, conditionally activated IL-21 INDUKINE molecule. IL-21 is a pluripotent cytokine that activates antitumor T cell responses, induces B cell activation, and promotes generation and maintenance of germinal centers and tertiary lymphoid structures. A member of the common g-chain family of cytokines, IL-21 acts on a broader range of cells than IL-2 and does not induce vascular leak syndrome. Despite being a potent inducer of immune activation, IL-21 development has been hampered by poor PK properties and adverse events at dose levels associated with antitumor activity. WTX-712 is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit. In April 2024, we presented preclinical data for WTX-712 at the AACR annual meeting demonstrating that WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME.
WTX-518: Our IL-18 INDUKINE Molecule
WTX-518 is a systemically delivered, conditionally activated IL-18 INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity. In April 2024, we presented preclinical data for WTX-518 at the AACR annual meeting demonstrating that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation.
WTX-921: Our IL-10 INDUKINE Molecule
WTX-921 is a systemically delivered, conditionally activated IL-10 INDUKINE molecule for the treatment of inflammatory bowel disease and potentially other inflammatory diseases. We have generated an IND-enabling data package, and WTX-921 is available for partnering opportunities.
Our Early Stage Programs
In addition to IL-2, IL-12, IFNα, IL-21, IL-18, and IL-10 INDUKINE molecules, we are also applying our novel engineering approach to other modalities with a focus on conditionally activated immune cell engagers. We believe that our PREDATOR platform protein engineering principles can be extended to conditionally activated immune cell engagers, optimizing how immune cell engagers leverage the immune system to fight cancer.
Our goal is to better understand how the localized tumor delivery of immunomodulatory molecules might contribute to disease control while reducing the toxicity that in many cases accompany the systemic delivery of molecules such as cytokines or immune cell engagers.
Our Partnered Programs
JZP898: IFNα INDUKINE Molecule Licensed Globally to Jazz Pharmaceuticals
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
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Mural Oncology, OncoSec Medical Incorporated, Philogen S.p.A., Sonnet BioTherapeutics, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Xilio Therapeutics, Inc., and Zymeworks Inc.
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
The manufacturing facilities for our product candidates must meet cGMP requirements and FDA certification before any product is approved and we can manufacture commercial products. Our third-party manufacturers will also be subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. In March 2024, we received alignment from the U.S. Food and Drug Administration, or the FDA, on the comparability path for WTX-330 for an improved manufacturing process.
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
Our patent portfolio includes patents and patent applications with composition of matter and method of use claims with respect to our product candidates, WTX-124, WTX-330, JZP898, WTX-712, WTX-518, and WTX-921, and claims directed to our PREDATOR platform technology. For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we will seek to identify additional opportunities for obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, processes for manufacture, formulation and dosing regimen-related claims.
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
Our patent portfolio, including patents and patent applications that we own and comprises about 23 patent families that are in various stages of the patent application filing and examination process in various jurisdictions worldwide, and include claims to our product candidates and claims directed to our PREDATOR platform technology for potential products and developments. The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of February 5, 2025, our patent portfolio included approximately eight (8) issued patents in the United States, approximately forty (40) pending U.S. provisional or non-provisional patent applications, eight (8) pending international patent applications filed under the PCT and approximately one hundred nine (109) pending foreign patent applications, including pending applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore, South Africa and Taiwan. These patent applications, if issued, are expected to expire on various dates from 2039 through about 2045, in each case without taking into account any possible patent term extension that may be available.
Our patent portfolio on our PREDATOR platform technology includes three patent families directed to protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers and methods of making libraries and screening libraries to identify linkers with desired properties. One of the patent families includes one issued U.S. patent with claims directed to protease cleavable linkers, and pending applications in the United States, Australia, Brazil, Canada, China, European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico and Singapore. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. The second patent family currently consists of a pending U.S. non-provisional application. The 20-year term for patents in this family runs through 2044. The third patent family currently consists of a pending U.S. provisional application. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
Our platform technology patent portfolio also includes a patent family directed to conditionally activated immune cell engagers. The patent family currently consists of a pending U.S. provisional application. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
Our patent portfolio also includes patent and patent applications that we license from Harpoon Therapeutics, Inc., or Harpoon.
Our patent portfolio for each of the product candidates is summarized below.
WTX-124
We own seven patent families directed to IL-2 INDUKINE molecules and our WTX-124 product candidate. One of the families includes patents issued in the U.S. (four patents), Australia, Europe, Hong Kong, Japan, and Russian Federation with certain composition of matter claims with respect to IL-2 INDUKINE molecules and WTX-124. We have also filed pending U.S. applications and pending foreign patent applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes patents issued in the U.S. (two patents), and pending applications in U.S., Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims direct to certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. These applications also claim certain compositions of matter and method of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through to 2040, excluding any extension of patent term that may be available. A third patent family that we co-own currently includes pending applications in the U.S., Australia, Canada, China, Europe, Japan, and Republic of Korea that claim certain pharmaceutical compositions and methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fourth patent family currently includes pending applications in the U.S., Canada, Europe, Japan, and Republic of Korea that claims certain methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fifth patent family also includes pending applications in the U.S., Australia, Canada, Europe, Japan, Taiwan, and the U.S. that claim certain methods of use with respect our IL-2 INDUKINE molecules and our WTX-124 product candidate. This family also claims certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and INF-a INDUKINE molecules and WTX-613.The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fifth patent family includes a pending U.S. provisional application that claims certain compositions of matter and method of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines. A sixth patent family includes a pending U.S. provisional application that claims certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. This family also claims certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines. Our seventh patent family includes a pending U.S. provisional application that claims certain methods of use with respect to our IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
WTX-330
We own seven families directed to IL-12 INDUKINE molecules and our WTX-330 product candidate. One of the families includes patents issued in the U.S. (two patents), Australia, Japan, and Russian Federation with certain composition of matter claims with respect to IL-12 INDUKINE molecules. We have also filed a pending U.S. application and pending foreign applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and WTX-330. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending patent applications in the U.S., Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and WTX-330. The 20-year term for patents in this family runs through to 2041, excluding any extension of patent term that may be available. Our third patent family includes pending applications in the U.S., Australia, Canada, European Patent Office, Japan, and Republic of Korea that claim certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate. The 20-year term for patents based on this international application will run through 2043, excluding any extension of patent term that may be available. Our fourth patent family currently includes a pending PCT application and pending applications in the U.S., Australia, Canada, European Patent Office, Japan, and Taiwan, that claim certain methods of use of IL-12 INDUKINE molecules and our WTX-330 product candidate. This family also claims certain methods of use with respect to INF-a INDUKINE molecules and WTX-613, and IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fifth patent family includes a pending PCT application that claims certain methods of use of our IL-12 INDUKINE molecules and WTX-330 product candidate. We intend to file national applications in other jurisdictions based on the PCT application before the applicable deadlines. The 20-year term for patents in this family will run through 2044, excluding any extension of patent term that may be available. A sixth patent family includes a pending U.S. provisional application that claims certain methods of use of our IL-12 INDUKINE molecules and WTX-330 product candidate. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. A seventh patent family includes a pending U.S. provisional application that claims certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate. This family also claims certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate, and INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
WTX-613
We own five patent families directed to our INF-a INDUKINE molecules and our WTX-613 product candidate. We own a first patent family that includes pending foreign applications in the United States, Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes patents issued in the U.S. (two patents), and pending patent applications in the U.S., Australia, Brazil, Canada, China, European Patent Office, Hong-Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to WTX-613. These applications also claim certain compositions of matter and method of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. We filed a pending application in the United States that combined the disclosures of the first and second families and claims compositions of matter and certain methods of use with respect to

WTX-613. The 20-year term for patents based on the pending U.S. application will run through to 2039 or 2040, depending on the particular claims, excluding any extension of patent term that may be available. Our third patent family includes pending applications in the U.S., Canada, China, European Patent Office, Japan, and Taiwan. that claim certain compositions of matter and methods of use with respect our INF-a INDUKINE molecules. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fourth patent family also includes pending applications in the U.S., Australia, Canada, European Patent Office, Japan, and Taiwan that claim certain methods of use with respect to INF-a INDUKINE molecules and WTX-613. This family also claims certain methods of use of with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fifth patent family currently consists of a pending PCT application directed to certain methods of use with respect to WTX-613. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
WTX-712
We own a patent family directed to our IL-21 INDUKINE molecules and our WTX-712 product candidate. This patent family includes a pending PCT application that claims certain compositions of matter and method of use with respect to WTX-712. We intend to file national applications in other jurisdictions based on the pending PCT application before the applicable deadline. The 20-year term for patents in this family runs through 2044, excluding any extension of patent term that may be available.
WTX-518
We have an exclusive option under our November 2022 collaboration agreement with Adimab LLC to acquire ownership of a patent family directed to our IL-18 INDUKINE molecules and our WTX-518 product candidate. This patent family includes a pending PCT application that claims certain compositions of matter and method of use with respect to IL-18 INDUKINE molecules and WTX-518. We intend to exercise the option and acquire ownership of this patent family before applicable deadlines and to file national applications in other jurisdictions based in the pending PCT application before applicable deadlines. The 20-year term for patents in this family runs through 2044.
WTX-921
We own two patent families directed to our IL-10 INDUKINE molecules and our WTX-921 product candidate. We own a first patent family that includes a pending PCT application that claims certain compositions of matter and method of use with respect to IL-10 INDUKINE molecules and WTX-921. We intend to file national applications in other jurisdictions based in the pending PCT application before applicable deadlines. The 20-year term for patents in this family runs through 2044. Our second patent family includes a pending U.S. provisional application directed to certain compositions of matter and method of use with respect to IL-10 INDUKINE molecules and WTX-921. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
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
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.
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
•payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•securing FDA approval of the NDA or BLA authorizing marketing of the product in the United States or particular indications; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk or for other reasons.
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
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, those regulations have now been issued. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
Interactions with FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report, or DSUR, which is submitted on an annual basis to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
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
The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the fee required for the submission and review of an application under the Prescription Drug User Fee Act, or the PDUFA, is substantial (for example, for federal fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $403,889 per eligible prescription product for federal fiscal year 2025. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.
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
The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs.
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
Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA or NDA. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of the approvability of the application for the investigational product.
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

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place but in August 2023, the FDA set a one-year period in which it would exercise its enforcement discretion with respect to these requirements. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.
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
In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and efficacy data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
Generic Drugs and Regulatory Exclusivity
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
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.
Biosimilars and Regulatory Exclusivity
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. The nature and scope of health care reform in the second Trump administration remains uncertain but early actions suggest that efforts to undermine the ACA will be renewed and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had

submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.
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
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.
Review and Approval of Biologics and Drugs Outside the United States
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, or EU, before we may commence clinical trials or market products in those countries or areas. In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
With the exception of the EU and European Economic Area, or EEA, applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Human Capital
As of December 31, 2024, we had 46 full-time employees, including a total of 18 employees with M.D. or Ph.D. degrees. Of these full-time employees, 33 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $70.5 million for the fiscal year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $414.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of December 31, 2024, we had cash and cash equivalents of $111.0 million. We expect that our cash and cash equivalents as of December 31, 2024, will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with pembrolizumab and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our financing plans or the terms of such financings. For example, pursuant to the terms of our loan and security agreement, or the K2HV Loan Agreement, with K2 HealthVentures LLC, or K2HV, the lenders have the right to convert any portion of the outstanding principal amount of the first tranche part A term loan then outstanding into shares of our common stock, which right, if exercised, could have a dilutive impact on our stockholders’ ownership interests. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. The incurrence of indebtedness would result in payment obligations and could require us to comply with certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Further, our ability to obtain additional debt financing may be limited by covenants we have made under the K2HV Loan Agreement, including our pledge of substantially all of our assets, other than our intellectual property, as collateral. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our platform technology or product candidates or grant licenses on terms unfavorable to us. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
Changes in tax laws or in their implementation or interpretation may adversely affect our business or financial condition. The TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, for taxable years beginning after December 31, 2020, the limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely but no longer carried back). In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).
In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or the IRA, which was signed into law in August 2022, also introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Congress may also enact additional legislation, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. As of December 31, 2024, we had federal and state net operating loss carryforwards of $126.8 million and $76.8 million, respectively. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our prior private placement financings or other transactions, we have experienced ownership changes on June 10, 2019, August 2, 2019 and August 31, 2022, and we may in the future experience ownership changes as a result of subsequent changes in our stock ownership for purposes of Section 382. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income are subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations. There is also a risk that due to regulatory changes, such as suspension of the use of net operating losses, or for other unforeseen reasons, our existing net operating losses and other tax attributes could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing net operating loss carryforwards that may significantly impact our ability to utilize net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our net operating losses and other tax attributes.
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
We are not permitted to market any biological product or drug product in the United States until we receive approval of a Biologics License Application, or BLA, or a new drug application, or NDA, from the FDA. We have not previously submitted a BLA or an NDA to the FDA, or similar marketing application to comparable foreign regulatory authorities. A BLA or an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA or an NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection.
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
The risk of failure for our current and any future product candidates is high. It is impossible to predict when or if any of our future product candidates will successfully complete preclinical studies, or if any of our current or future product candidates will complete clinical trials evaluating their safety and effectiveness in humans or will ultimately receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The outcome of preclinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, while we have conducted certain preclinical studies of WTX-124 and WTX-330 and have entered early clinical stage development, we do not know whether either of these product candidates will perform in our clinical trials as it has performed in these prior preclinical studies. Similarly, there can be no assurance that interim or preliminary clinical data or results, including, without limitation, the Phase 1/1b clinical data reported for WTX-124 and Phase 1 clinical data reported for WTX-330, will be predictive of future clinical data or results, and there can be no assurance that success in early clinical trials will lead to success in later clinical trials. Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022 with the passage of the Food and Drug Omnibus Reform Act of 2022, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin) has been approved and is marketed for the treatment of both metastatic renal cell carcinoma and metastatic melanoma. In addition, we are aware of numerous clinical and preclinical IL-2 molecules using different platforms being developed for oncology indications, including programs from Anaveon AG, Anwita Biosciences, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., DEKA Biosciences, Inc., Merck & Co., Inc., Medicenna Therapeutics Corp., Mural Oncology PLC, F. Hoffmann-La Roche AG, Synthekine, Inc., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), Mural Oncology, OncoSec Medical Incorporated, Philogen S.p.A., Sonnet BioTherapeutics, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Xilio Therapeutics, Inc., and Zymeworks Inc.
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
We have engaged CMOs to provide certain services to support our clinical and preclinical development. Pursuant to the terms of separate contract manufacturing services agreements, we have engaged one CMO to provide drug substance manufacturing process development and to manufacture WTX-124 and WTX-330 drug substance to cGMP specifications for use in the further manufacture of clinical supply and a second CMO to provide drug product manufacturing process development and to manufacture clinical supply of WTX-124 and WTX-330 vialled drug product to cGMP specifications. To support the manufacture of drug substance and drug product, our CMOs will conduct substantial analytical testing of drug substance and vialled drug product. If our CMOs are unable to supply us with sufficient clinical grade quantities of WTX-124 or WTX-330, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. Further, for our combination clinical trial of WTX-124 with pembrolizumab, an immune checkpoint inhibitor, we will need to procure supply of pembrolizumab for use in the clinical trials. If we are unable to procure sufficient supply from third-party manufacturers or other sources, we may be required to purchase our supply of checkpoint inhibitors on the open market, which may result in significant additional expense.
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
Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. However, we cannot provide assurance that these agreements and policies will not be breached by our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors and that our trade secrets and other proprietary and confidential information will not be disclosed publicly or to competitors.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921 or another product candidate we develop in the future is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921 and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE constructs we may not be able to obtain intellectual property to broad INDUKINE polypeptides or engineered INDUKINE constructs.
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
In addition, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.
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
Finally, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s

proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
In addition, to obtain orphan drug designation in the EU, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates. Further, if we do obtain orphan drug designation for a candidate product in the EU, we will not be able to maintain that designation if we are not able to show, to the satisfaction of the EU regulatory authorities, that the candidate product is of significant benefit to patients over available commercial products for the indication in the EU and any additional products that are ahead of our product candidate in clinical development for the indication.
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
Further, our ability to develop and market new products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
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
Further, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.
More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will affect our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.
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
During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.
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
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Center for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with the passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.
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
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and oral arguments took place on October 30, 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
In the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information that may be applicable to our current and future activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The FTC and state Attorneys General are all aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
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
In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, or there are other developments involving the arrangements that underly this framework, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
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
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military.
In addition, in September 2024, the U.S. House or Representatives passed the BIOSECURE Act (H.R. 7085), and the Senate has advanced a substantially similar bill, which legislation, if passed by the Senate and enacted into law, would restrict the ability of U.S. biotechnology companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and authorizes the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2024, we had 46 employees. Over the next few years, assuming we are able to raise sufficient capital, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our stock price is likely to be volatile. For example, from January 1, 2024, until March 5, 2025, our stock price has ranged from $1.03 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
We are continually evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
If, in the future we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As discussed above, we have identified material weaknesses in the past which have since been remediated. However, our remediation of previous material weaknesses may not prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could, also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.
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
We do not believe that there are currently any risks from known cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factors entitled “Our business could be negatively affected by cyberattacks or a deficiency in our cybersecurity” and “Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches” in the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report.
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
Our common stock trades on The Nasdaq Global Select Market under the symbol HOWL. As of March 5, 2025, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer and other immune-mediated conditions. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE molecules, are intended to activate selectively in the tumor microenvironment, or TME. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types.
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion and initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial. We have targeted full enrollment in the monotherapy dose expansion arm in the first half of 2025 and in the combination expansion arm in the second half of 2025. We plan to meet with regulatory authorities to discuss potential registrational pathways in the second half of 2025 and to release a monotherapy and combination therapy clinical data update in the fourth quarter of 2025.
We have evaluated WTX-330 in a Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma, to be followed by expansion arms in relapsed/refractory tumors following treatment with checkpoint inhibitors or tumors for which checkpoint inhibitors are not approved. We announced the initiation of patient dosing in February 2023. We reported initial data from the Phase 1 clinical trial in June 2024. In March 2024, we received alignment from the U.S. Food and Drug Administration, or the FDA, on the comparability path for WTX-330 for an improved manufacturing process. In December 2024, we submitted an amended investigational new drug application, or IND, for WTX-330, and we expect to initiate a Phase 1/2 dose- and regimen-finding clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors. We presented updated interim safety and efficacy data from the Phase 1 clinical trial at the Society for Immunotherapy of Cancer Annual Meeting in November 2024.
We continue to further the development of our preclinical product candidates, WTX-518, a systemically delivered, conditionally activated Interleukin-18 INDUKINE molecule in development for the treatment of cancer designed to promote activation of immune cells in the TME, resulting in antitumor immunity, WTX-712, a systemically delivered, conditionally activated Interleukin-21, or IL-21, INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors, and WTX-921, a novel Interleukin-10 INDUKINE molecule in development for the treatment of inflammatory bowel disease and potentially other inflammatory diseases. In April 2024, we presented preclinical data for both WTX-518 and WTX-712 at the American Association for Cancer Research Annual Meeting. Our preclinical models demonstrate that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation, while WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME.
In April 2022, we entered into a global collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, under which Jazz acquired exclusive global development and commercialization rights related to Interferon alpha, or IFNα, INDUKINE molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Pursuant to the terms of the Collaboration Agreement, we were responsible for certain preclinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz generally reimbursed us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products.
In June 2024, we executed a transfer agreement, or the Transfer Agreement, to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement.
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. For the years ended December 31, 2024 and 2023, we recognized $1.9 million and $19.9 million of revenue, respectively. Revenue from the transaction price for the Collaboration Agreement is recognized based on a cost-to-cost input method for both periods and includes upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the year ended December 31, 2024, we re-evaluated this assessment for any milestones that continue to be excluded from the transaction price, and concluded not to recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement, and all deferred revenue related to the Collaboration Agreement has been recognized as of December 31, 2024.
In the future, our ability to generate revenue from the Collaboration Agreement will depend on successfully achieving the various development and regulatory and sales-based milestones. We may also generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that potential future revenue, if any, will fluctuate from quarter-to-quarter and year-to-year based upon our pattern of performance under the Collaboration Agreement and as a result of the timing and amount of milestones, and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Our external development costs were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
WTX-124	$15,481	$2,867
WTX-330	13,269	4,698
WTX-712	1,389	1,040
JZP898	545	7,380
WTX-518	294	149
WTX-921	4	—
Pre-development candidates	1,793	2,360
Total external development costs	$32,775	$18,494
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330, continue preclinical development of WTX-712, WTX-518 and WTX-921, and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 were generally reimbursed by Jazz until we completed all material performance obligations in June 2024.
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
Interest Expense
Interest expense represents interest incurred from our loan agreement, or the PWB Loan Agreement, with Pacific Western Bank, or PWB, until the extinguishment of the PWB term loan in May 2024, interest incurred from our loan and security agreement, or the K2HV Loan Agreement, with K2 HealthVentures LLC, or K2HV, and non-cash interest expense related to the amortization of debt issuance costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of any residual financial impact from the repayment of term loans with lenders, specifically the extinguishment of the PWB term loan in May 2024.
Other Income (Expense), Net
Other income (expense), net consists primarily of remeasurement gains or losses attributable to changes in the fair value of the conversion option derivative liability associated with the K2HV Loan Agreement and the gain or loss recognized on the change in the fair value of the success payment liability that was associated with our debt agreement with PWB.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to those related to revenue recognition, accrued expenses, assumptions used in the valuation of stock-based compensation expense and the fair value of the derivative liability and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.
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
For those elements of the arrangement that are accounted for pursuant to ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we provide to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or

as) the performance obligation is satisfied. As part of the assessment, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of promised goods or services to the customer will be one year or less.
Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. Event-based milestone payments represent variable consideration, and we use the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we consider the milestones and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.
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
Stock-based Compensation
We issue stock-based awards to employees and directors, generally in the form of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, or as awards under the 2021 Employee Stock Purchase Plan, or the 2021 ESPP. Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period of the award on a straight-line basis. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance condition, which affects the period over which the expense is recognized. When the likelihood of satisfying the performance conditions related to an award is determined to be probable, the expense is recognized over the requisite service period. We have not granted any awards with market conditions. We recognize forfeitures of stock-based awards as they occur.
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
Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations:

	Year Ended December 31,			$ Change
	2024		2023
	(in thousands)
Revenue:
Collaboration revenue	$1,885		$19,943	$(18,058)
Operating expenses:
Research and development	56,434		41,776	14,658
General and administrative	19,045		18,670	375
Total operating expenses	75,479		60,446	15,033
Operating loss	(73,594)		(40,503)	(33,091)
Other income:
Interest income	6,673		7,416	(743)
Interest expense	(4,656)		(3,139)	(1,517)
Loss on extinguishment of debt	(553)	—	—	(553)
Other income (expense), net	1,615		(1,142)	2,757
Total other income	3,079		3,135	(56)
Net loss	$(70,515)		$(37,368)	$(33,147)
Revenue
Revenue was $1.9 million for the year ended December 31, 2024, which is comprised of partial recognition of the $15.0 million upfront payment received in April 2022 upon the execution of the Collaboration Agreement with Jazz and costs incurred for research services which were reimbursed by Jazz, and revenue related to the achievement of certain variable consideration components. As a result of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement, and all deferred revenue related to the Collaboration Agreement has been recognized as of December 31, 2024. Comparatively, we recognized $19.9 million in collaboration revenue during the year ended December 31, 2023 driven by elevated research and development activities related to and in preparation for the IND submission of JZP898 and a cumulative catch-up of revenue related to achieving a variable consideration component included in the Collaboration Agreement, which led to an additional $4.7 million in revenue recognized during the year ended December 31, 2023.

Research and Development Expenses
The following table summarizes our research and development expenses:

	Year Ended December 31,		$ Change
	2024	2023
	(in thousands)
Manufacturing	$17,458	$8,328	$9,130
Personnel	16,192	15,242	950
Clinical trial costs	11,710	6,020	5,690
Contract research organization	3,607	4,146	(539)
Lab consumables	3,400	4,430	(1,030)
Facilities	3,346	2,870	476
Other	721	740	(19)
Total research and development expenses	$56,434	$41,776	$14,658
Research and development expenses for the year ended December 31, 2024 were $56.4 million, compared to $41.8 million for the year ended December 31, 2023. The increase of $14.7 million was primarily due to:
•$14.8 million of combined increases in manufacturing costs of $9.1 million and clinical trial costs of $5.7 million. The increases in both our clinical trial and manufacturing costs are driven by an increase of $20.2 million in costs associated with our continued development efforts of WTX-124 and WTX-330, which continue to progress through their respective clinical trials, including manufacturing to support those clinical trials. This increase was partially offset by a decrease of $6.3 million in manufacturing costs associated with JZP898 leading up to and following the execution of the Transfer Agreement with Jazz;
•$1.0 million of increased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees, as well as the increased use of external consultants to help further the development of our product candidates; and
•$0.5 million of increased facility costs due to higher costs associated with maintaining our leased office and laboratory space, including higher real estate taxes, utilities, and maintenance costs.
These increases were partially offset by:
•$1.0 million of decreased lab consumables costs and $0.5 million of decreased contract research costs, primarily due to a shift in focus from discovery efforts to furthering the development of existing product candidates in comparison to the prior period.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Year Ended December 31,		$ Change
	2024	2023
	(in thousands)
Personnel	$9,645	$9,187	$458
Professional services	5,151	4,710	441
Facility costs	1,446	1,260	186
Corporate insurance	1,151	1,780	(629)
IT costs	757	655	102
Other	895	1,078	(183)
Total general and administrative expenses	$19,045	$18,670	$375
General and administrative expenses were $19.0 million for the year ended December 31, 2024 compared to $18.7 million for the year ended December 31, 2023. The increase of $0.4 million was primarily due to:
•$0.5 million of increased personnel costs, driven by annual cost of living adjustments; and

•$0.4 million of increased professional services costs, driven by costs incurred to protect our intellectual property and general corporate matters.
These increases were partially offset by:
•$0.6 million of decreased corporate insurance costs, driven by a reduction in associated premiums.
Interest Income
Interest income was $6.7 million for the year ended December 31, 2024, compared to $7.4 million for the year ended December 31, 2023. This decrease in interest income was primarily a result of less cash equivalents being held in money market accounts combined with lower interest rates during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Interest Expense
Interest expense was $4.7 million for the year ended December 31, 2024, compared to $3.2 million for the year ended December 31, 2023. This increase is in part due to the fact that our effective interest rate under the K2HV Loan Agreement is higher than the effective interest rate associated with our previous term loan with PWB. Additionally, we did not draw down the PWB term loan until March 2023, resulting in interest expense being recognized for only a portion of the year ended December 31, 2023.
Loss on the Extinguishment of Debt
The extinguishment of the PWB term loan resulted in a one-time loss of $0.6 million for the year ended December 31, 2024. As no corresponding finance activity occurred for the year ended December 31, 2023, we did not incur any gain or loss on a debt extinguishment during the prior period.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2024 primarily consisted of $1.6 million of gains recognized for the change in fair value of the conversion option derivative liability associated with the K2HV Loan Agreement. Other income (expense), net for the year ended December 31, 2023 consisted of $1.0 million in losses recognized for the change in the fair value of the success payment liability during the period, which was settled during the second quarter of 2023, such that we incurred no such losses associated with the success liability in the PWB Loan Agreement during the year ended December 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $70.5 million and $37.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $414.6 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. Because our product candidates are in clinical development and the outcome of our efforts is uncertain, we cannot estimate the actual costs necessary to successfully complete the development and commercialization of our product candidates, or when we may achieve profitability, if at all.
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Additionally, the extent to which we use our at-the-market program as a source of future funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and whether we are then subject to limitations on our ability to use Form S-3 to sell more than one-third of the aggregate market value of our public float in the trailing 12-month period, which limitations will remain in place until such time as our public float exceeds $75 million. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.
Term Loan Facilities
PWB Loan Agreement
In April 2022, we entered into the PWB Loan Agreement with PWB and subsequently drew down an aggregate of $40.0 million in term loans. The term loans accrued interest on the outstanding daily balance at a floating annual rate equal to greater of: (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changed throughout the term, the interest rate would have been adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $1.3 million during the year ended December 31, 2024.
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
Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share, or the Fixed Price Conversion, and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement, or the Variable Price Conversion, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as an embedded derivative under ASC Topic 815 at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying consolidated statements of operations.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of December 31, 2024, we are in compliance with all covenants.
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
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement, or the Prospectus Supplement, under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the year ended December 31, 2024, we had sold an aggregate of 5,272,538 shares under the ATM Offering at an average price of $4.71 per share for net proceeds of $23.5 million after deducting sales commissions and offering expenses.
Jazz Collaboration
As of December 31, 2024, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’, annual net sales of Licensed Products, subject to reduction in specified circumstances. As a result of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement, and all deferred revenue related to the Collaboration Agreement has been recognized as of December 31, 2024.
Plan of Operation and Future Funding Requirements
As of December 31, 2024, we had cash and cash equivalents of $111.0 million. We expect that our existing cash and cash equivalents at December 31, 2024, will be sufficient to fund our operational expenses and capital expenditure requirements through at least the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties.
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
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(56,188)	$(32,612)
Investing activities	(254)	(769)
Financing activities	13,080	58,429
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(43,362)	$25,048
Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $56.2 million, compared to $32.6 million for the year ended December 31, 2023. This increase of approximately $23.6 million was primarily attributable to a decrease in revenue from our Collaboration Agreement of $18.1 million, combined with an increase in research and development expenses of $14.7 million, primarily driven by our continued development efforts of our product candidates. The change in net loss outlined above is partially offset by a net increase of $9.6 million in non-cash charges and changes in operating assets and liabilities.

 Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $0.3 million, compared to $0.8 million for the year ended December 31, 2023. The activity for both periods represents capital expenditures of property and equipment used in our operations.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $13.1 million, compared to $58.4 million for the year ended December 31, 2023. Cash provided by financing activities for the year ended December 31, 2024 primarily consisted of net proceeds from our ATM Offering during the period of $23.6 million, as well as the drawdown of the new term loan under the K2HV Loan Agreement of $30.0 million offset by the repayment of the previous PWB term loan of $40.0 million. Comparatively, cash provided by financing activities for the year ended December 31, 2023 consisted of proceeds from the $40.0 million drawdown of the PWB term loan combined with $18.3 million in net proceeds from our ATM Offering during the period.
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
Term Loan Facilities
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facilities” for a descriptions of the PWB Loan Agreement and the K2HV Loan Agreement.
Lease Agreements
In April 2019, we entered into a lease for office and laboratory space. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc., or Crossbow, a related party, to sublease the entirety of this space. Both our lease and the sublease with Crossbow expired in March 2024.
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $13.5 million.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment as of December 31, 2024, management concluded that our internal control over financial reporting was effective at the reasonable assurance level.
This Annual Report does not include an attestation report of our independent registered public accounting firm, as it is not required for as long as we remain an emerging growth company or a smaller reporting company with less than $100.0 million in annual revenue.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in the sections captioned “Corporate Governance” and “Proposal No. 1” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024, which information is incorporated herein by reference.

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
Item 11. Executive Compensation
The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, which information, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except to the extent provided below, the information required by this Item 12 will be included in the section captioned “Principal Stockholders” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table contains information about our 2017 Stock Incentive Plan, or the 2017 Plan, our 2021 Stock Incentive Plan, or the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or 2021 ESPP, as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,693,841	$6.19	2,353,185
Equity compensation plans not approved by security holders	—	—	—
Total	7,693,841	$6.19	2,353,185

(1)
Includes the 2017 Plan, the 2021 Plan and the 2021 ESPP. As of December 31, 2024, 1,919,921 shares of our common stock were available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased on each January 1 through January 1, 2031 by the lesser of (i) 5% of the number of shares of our common stock outstanding on the first day of such year and (ii) an amount determined by our board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2021 Plan or the 2017 Plan are added back to the shares of common stock available for issuance under the 2021 Plan. On January 1, 2025, the shares under the 2021 Plan were increased by 2,241,357 shares pursuant to the annual increase described above. As of December 31, 2024, 433,264 shares of our common stock were reserved for issuance under the 2021 ESPP. The number of shares reserved for issuance under the 2021 ESPP will be increased on each January 1 through January 1, 2032 by the least of (i) 488,000 shares, (ii) 1% of the number of shares of our common stock outstanding on the first day of such year and (iii) an amount determined by our board of directors. On January 1, 2025, the shares under the 2021 ESPP were increased by 224,135, representing a 0.5% increase in the number of shares of our common stock available for issuance pursuant to the 2021 ESPP as determined by our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the sections captioned “Corporate Governance” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the section captioned “Ratification of the Appointment of Ernst & Young, LLP As Our Independent Registered Public Accounting Firm For The Fiscal Year Ending December 31, 2025” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, which information is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Werewolf Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Werewolf Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 11, 2025

Werewolf Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$110,995	$134,343
Prepaid expenses and other current assets	2,071	2,677
Other receivables	—	1,350
Total current assets	113,066	138,370
Property and equipment, net	6,322	7,958
Restricted cash and cash equivalents, net of current portion	1,220	21,023
Operating lease right of use asset	6,001	6,888
Other assets	320	594
Total assets	$126,929	$174,833
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,035	$1,336
Accrued expenses and other current liabilities	10,588	8,860
Operating lease liability, current	1,557	1,608
Deferred revenue, current	—	907
Note payable, current	—	6,667
Total current liabilities	15,180	19,378
Operating lease liability, net of current portion	9,435	10,992
Deferred revenue, net of current portion	—	433
Note payable, net of discount, issuance costs, and current portion	26,095	32,656
Derivative liability	2,829	—
Total liabilities	53,539	63,459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2024 and 2023; 44,827,159 and 39,107,048 shares issued as of December 31, 2024 and 2023, respectively; 44,827,159 and 39,107,048 shares outstanding as of December 31, 2024 and 2023, respectively	5	4
Additional paid-in capital	487,973	455,443
Accumulated deficit	(414,588)	(344,073)
Total stockholders’ equity	73,390	111,374
Total liabilities and stockholders’ equity	$126,929	$174,833
The accompanying notes are an integral part of these consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024		2023
Revenue:
Collaboration revenue	$1,885		$19,943
Operating expenses:
Research and development	56,434		41,776
General and administrative	19,045		18,670
Total operating expenses	75,479		60,446
Operating loss	(73,594)		(40,503)
Other income:
Interest income	6,673		7,416
Interest expense	(4,656)		(3,139)
Loss on extinguishment of debt	(553)	—	—
Other income (expense), net	1,615		(1,142)
Total other income	3,079		3,135
Net loss	$(70,515)		$(37,368)

Net loss per share, basic	$(1.63)		$(1.05)
Net loss per share, diluted	$(1.63)		$(1.05)
Weighted-average common shares outstanding, basic	43,332,088		35,646,572
Weighted-average common shares outstanding, diluted	43,859,664		35,646,572
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,515,074	$3	$429,039	$(306,705)	$122,337
Issuance of common stock from at the market offering, net of issuance costs of $762	7,431,981	1	18,296	—	18,297
Issuance of common stock, net	157,037	—	93	—	93
Stock-based compensation expense	—	—	8,008	—	8,008
Stock option exercises	2,956	—	7	—	7
Net loss	—	—	—	(37,368)	(37,368)
Balance at December 31, 2023	39,107,048	4	455,443	(344,073)	111,374
Issuance of common stock from at the market offering, net of issuance costs of $1,283	5,272,538	1	23,527	—	23,528
Issuance of common stock, net	430,349	—	142	—	142
Stock-based compensation expense	—	—	8,826	—	8,826
Stock option exercises	17,224	—	35	—	35
Net loss	—	—	—	(70,515)	(70,515)
Balance at December 31, 2024	44,827,159	$5	$487,973	$(414,588)	$73,390
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(70,515)	$(37,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,826	8,008
Depreciation expense	1,814	1,764
Non-cash interest expense	1,342	273
Non-cash lease expense	887	1,575
Loss on extinguishment of debt	553	—
Change in fair value of derivative liability	(1,621)	—
Change in fair value of success payment liability	—	(1,030)
Amortization of debt issuance costs	—	60
Changes in operating assets and liabilities:
Prepaid expenses and other assets	669	1,267
Other receivables	1,350	5,578
Accounts payable, accrued expenses and other liabilities	3,455	(4,335)
Deferred revenue	(1,340)	(6,320)
Operating lease liability	(1,608)	(2,084)
Net cash used in operating activities	(56,188)	(32,612)
Investing activities:
Purchases of property and equipment	(254)	(769)
Net cash used in investing activities	(254)	(769)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	23,576	18,329
Proceeds from drawdown of term loans	30,000	40,000
Payment of debt issuance costs	(673)	—
Repayment of term loan	(40,000)	—
Proceeds from issuances under Employee Stock Purchase Plan	142	93
Proceeds from stock option exercises	35	7
Net cash provided by financing activities	13,080	58,429
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(43,362)	25,048
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	155,577	130,529
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$112,215	$155,577

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,358	$2,556
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$76
Issuance costs in accounts payable and accrued expenses	$84	$36
Fair value of derivative liability issued with term loan	$4,450	$—
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Werewolf Therapeutics, Inc. was incorporated in the state of Delaware in October 2017. As used throughout these consolidated financial statements, the terms “Werewolf,” “we,” “us,” and “our” refer to the business of Werewolf Therapeutics, Inc., and its wholly owned subsidiary. We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer. Our headquarters are located in Watertown, Massachusetts.
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
We had cash and cash equivalents of $111.0 million at December 31, 2024. We expect that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. We expect to finance our future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. There is no guarantee that additional financing will be available to us on acceptable terms, or at all. If we fail to raise capital as and when needed, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or seek to merge with or be acquired by another company.
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
Segment Information
We operate in one business segment, which focuses on the discovery and development of cancer therapeutics. Our chief operating decision maker (“CODM”), our Chief Executive Officer, makes operating decisions based upon the performance of the enterprise as a whole and utilizes our consolidated financial statements for decision making.
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
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent from us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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
•Level 3 - Unobservable inputs for which little or no market data exists and that are significant to the fair value measurement, such as our own assumptions used to measure assets and liabilities at fair value.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. The classification of a financial asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Our cash and cash equivalents consist of cash maintained within standard checking accounts. We also maintain cash sweep accounts in which cash from our main operating cash accounts are invested overnight in highly liquid, short-term investments. We consider all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.
We maintained restricted cash and cash equivalents of $1.2 million and $21.2 million at December 31, 2024 and December 31, 2023, respectively. The restricted cash and cash equivalents balance as of December 31, 2024 are comprised solely of a letter of credit required pursuant to our leased office spaces (see Note 10, Commitments and Contingencies). At December 31, 2023, $20.0 million of the restricted cash and cash equivalents balance represents an obligation under the term loan facility to maintain a minimum cash balance in our accounts with Pacific Western Bank (“PWB”). This obligation became effective upon imminent achievement of the funding goal as required by the terms of an amended and restated loan and security agreement (the “PWB Loan Agreement”) with PWB (see Note 7, Term Loan). The remaining restricted cash and cash equivalents balance as of December 31, 2023 are comprised solely of letters of credit required pursuant to our leased office spaces (see Note 10, Commitments and Contingencies). Restricted cash and cash equivalents are presented as current or non-current assets based on when the restrictions are expected to expire. The current portion of restricted cash and cash equivalents is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$110,995	$134,343
Prepaid expenses and other current assets	—	211
Restricted cash and cash equivalents, net of current portion	1,220	21,023
Total cash, cash equivalents and restricted cash and cash equivalents	$112,215	$155,577
Property and Equipment
Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements is recorded as depreciation expense using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset. We capitalize property and equipment that are acquired for research and development activities and that have an alternate future use. Expenditures for maintenance and repairs are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of lease term or useful life of asset
Costs for property and equipment not yet placed into service are classified as construction in progress and depreciated in accordance with the above guidelines once placed into service.
Impairment of Long-lived Assets
Long-lived assets consist of property and equipment. We review our property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. We have not recorded any material impairment charges during the years ended December 31, 2024 or 2023.
Leases
At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than twelve months are recognized on the balance sheet as right-of-use assets and current or non-current lease liabilities, as applicable. We do not recognize leases with terms of twelve months or less on the balance sheet. The lease term is determined at lease commencement, and includes the noncancellable period during which we have the right to use the underlying asset. Any period covered by an option to extend or terminate a lease is included in the lease term if we are reasonably certain that the option to extend will be exercised or the option to terminate will not be exercised. We monitor our plans to renew material leases on a quarterly basis.
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
For those elements of the arrangement that are accounted for pursuant to ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In applying ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we provide to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the assessment, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include reimbursement rates for personnel costs, development timelines and probabilities of regulatory success. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of promised goods or services to the customer will be one year or less.
Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under these arrangements are fulfilled. Event-based milestone payments represent variable consideration, and we use the “most likely amount” method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we consider the milestones and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. Revenue will be recognized from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.
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
Intellectual Property Expenses
We expense costs associated with intellectual property-related matters as incurred and classify such costs as general and administrative expenses within the consolidated statements of operations.
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
Debt Issuance Costs
Certain costs associated with the issuance of debt instruments are capitalized and amortized over the term of the respective debt instrument using the effective interest method through the maturity date of the related debt instrument and are recognized as a non-cash component of interest expense. The carrying value of our debt instruments is presented net of debt issuance costs.
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
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”) which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We account for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors, including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We recognize any material interest and penalties related to unrecognized tax benefits in income tax expense.
Comprehensive Loss
We do not have items of other comprehensive loss for the years ended December 31, 2024 and 2023, and therefore do not present a consolidated statement of comprehensive loss. Our comprehensive loss equals our net loss.
Basic and Diluted Net Loss per Common Share
Basic net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period, excluding outstanding stock options and RSUs that have been issued but are not yet vested. Diluted net loss per share is calculated based upon the weighted-average number of common shares outstanding during the period plus the dilutive impact of weighted-average common equivalent shares outstanding during the period. The potentially dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed vesting of RSUs are determined under the treasury stock method. The potentially dilutive shares of common stock resulting from the assumed conversion of the currently outstanding convertible term loan is determined using the if-converted method.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. Cash and cash equivalents are primarily held with two reputable financial institutions in the United States. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We have no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU No. 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU No. 2020-06 also simplifies the diluted earnings per share calculation in certain areas. We adopted ASU No. 2020-06 on January 1, 2024. The adoption did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures (“ASU No. 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. We adopted ASU No. 2023-07 on January 1, 2024. The adoption had no impact on the reportable segment we have identified, and additional required disclosures have been included in Note 15.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid. The provisions of ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied on a prospective basis. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-04) (“ASU No. 2024-03”), which requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements at interim and annual reporting periods. The provisions of ASU No. 2024-03 are effective for annual reporting periods beginning after December 31, 2026, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Subsequent Events
We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, we did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.
3. Jazz Collaboration and License Agreement
In April 2022, we entered into an exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (“IFNα”) INDUKINE™ molecule, JZP898 (formerly WTX-613), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, we were responsible for certain preclinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz had generally reimbursed us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”). Jazz received IND application clearance for JZP898 in July 2023 and initiated a Phase 1 clinical trial of JZP898 in the fourth quarter of 2023.
In June 2024, we executed a transfer agreement (the “Transfer Agreement”) to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement.
Under the terms of the Collaboration Agreement, we received a non-refundable upfront cash payment of $15.0 million in April 2022 and a variable consideration payment of $5.0 million in July 2023, which is included in the overall transaction price as described below.
Milestones and Royalties
As of December 31, 2024, we are eligible to receive up to $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’ annual net sales of Licensed Products, subject to reduction in specified circumstances.
As of December 31, 2024, we have not recognized any revenue related to sales-based milestones.
Accounting Analysis under ASC 606
Identification of the Contract(s)
We assessed the Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606.
Identification of Promises and Performance Obligations
We have concluded that the exclusive license to our intellectual property, JZP898, and the non-exclusive corresponding “know-how” are not capable of being distinct from the other promises within the contract, and as such, we have determined that the license and “know-how” combined with the other research and development services and supply represent a single combined performance obligation.
Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $32.3 million, which was comprised of the nonrefundable upfront payment of $15.0 million and the estimated costs for research services of $17.3 million. Outside of the estimated costs for research services, there was no other variable consideration included in the transaction price at inception. We used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement was zero at inception of the contract, as achievement of those milestones was uncertain and highly susceptible to factors outside of our control. Accordingly, all such milestone payments were excluded from the transaction price at inception. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. During the year ended December 31, 2024, we did not recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price. During the year ended December 31, 2023, the overall transaction price was adjusted to include $5.0 million in variable consideration that was previously excluded based on our evaluation of the variable constraint associated with the variable payment. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. We will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The upfront payment of $15.0 million was recorded as deferred revenue and, along with payments related to our conduct of research services under the Collaboration Agreement or any development and regulatory milestones, has been recognized as revenue using an input-based measurement of actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. We believe this input-based method to recognize revenue best reflects the transfer of value to Jazz. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, all deferred revenue related to the Collaboration Agreement has been recognized as of December 31, 2024.
Recognition of Revenue
We use the cost-to-cost input method, which best depicts the research services performed for the customer, to measure the revenue recognized under the Collaboration Agreement. Significant judgements used in the cost-to-cost method include estimated costs for research services and assumptions about the timing of when those costs are expected to be incurred. Differences in these estimates and assumptions can have a significant impact on the measurement and timing of when revenue under the Collaboration Agreement is recognized. For the years ended December 31, 2024 and 2023, we recognized $1.9 million and $19.9 million of revenue related to the Collaboration Agreement, respectively. The measurement of revenue recognized based on the cost-to-cost input method and the timing of payments received under the Collaboration Agreement directly impact the amounts reported as contract liabilities in our consolidated balance sheets as of December 31, 2024 and 2023. During the year ended December 31, 2023, the total revenue recognized included a cumulative catch-up of revenue of $4.2 million related to a variable payment that was previously excluded from the overall transaction price based on our evaluation of the variable constraint associated with the variable payment. The cumulative catch-up of revenue was recognized based on the cost-to-cost input method discussed above. Revenue from the reimbursement of costs for research activities was recognized during each of the respective periods in amounts equal to the costs incurred.
The following table presents the activity in our contract liabilities during the year ended December 31, 2024:

	Beginning of Period Balance	Additions	Reductions	End of Period Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$1,340	$—	$(1,340)	$—
Total contract liabilities	$1,340	$—	$(1,340)	$—
The following table presents the activity in our contract liabilities during the year ended December 31, 2023:

	Beginning of Period Balance	Additions	Reductions	End of Period Balance
	(in thousands)
Contract liabilities:
Deferred revenue	$7,660	$5,000	$(11,320)	$1,340
Total contract liabilities	$7,660	$5,000	$(11,320)	$1,340
There are no unbilled receivables or receivables related to the Collaboration Agreement as of December 31, 2024. Unbilled receivables and receivables related to the Collaboration Agreement of $0.4 million and $0.9 million, respectively, were included in other receivables in the accompanying consolidated balance sheets as of December 31, 2023. Revenue recognized during the year ended December 31, 2024 includes $1.3 million of revenue that was included in deferred revenue as of

December 31, 2023. Revenue recognized during the year ended December 31, 2023 includes $6.7 million of revenue that was included in deferred revenue as of December 31, 2022.
As of December 31, 2024, we have not received any royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets as of December 31, 2024 and 2023 .
Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 7, Term Loan) as of December 31, 2024. We did not have any liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023.
The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$105,526	$—	$—	$105,526
Total assets	$105,526	$—	$—	$105,526

Liabilities:
Derivative liability	$—	$—	$2,829	$2,829
Total liabilities	$—	$—	$2,829	$2,829
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$149,294	$—	$—	$149,294
Total assets	$149,294	$—	$—	$149,294
There were no changes in valuation techniques during the year ended December 31, 2024.
Derivative Liability
In May 2024, we entered into the K2HV Loan Agreement, as further described in Note 7, which provides up to $60.0 million principal in term loans. Pursuant to the terms of K2HV Loan Agreement, the lenders thereto may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share (the “Fixed Price Conversion”) and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement (the “Variable Price Conversion”), subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Fixed Price Conversion and Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as a single compound embedded derivative carried at fair value, with subsequent changes in fair value recognized in the consolidated statement of operations.
The following table reconciles the change in fair value of the derivative liability during the year ended December 31, 2024 based on Level 3 inputs (in thousands):

Balance at December 31, 2023	$—
Fair value of derivative liability at issuance of term loan	4,450
Change in fair value	(1,621)
Balance at December 31, 2024	$2,829

The change in fair value of the derivative liability is included in other income (expense), net in the accompanying consolidated statements of operations. We recognized a gain on the change in fair value of the derivative liability of $1.6 million during the year ended December 31, 2024.
The fair value of the conversion option derivative liability in the term loan was estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the conversion option derivative liability in the term loan as of December 31, 2024 and May 2, 2024 (inception) is as follows:

	December 31, 2024	May 2, 2024
Stock Price	$1.48	$6.08
Volatility	103.0%	101.0%
Risk-free rate (continuous)	4.2%	4.7%
Expected term (in years)	0.58	0.91
Dividend yield (continuous)	—%	—%
Success Payment Liability
In April 2022, we entered into an amended and restated loan and security agreement (the “PWB Loan Agreement”) with PWB, as described below in Note 7. In conjunction with the PWB Loan Agreement, we became obligated to pay to PWB a one-time success payment of up to $1.6 million (the “Success Fee”) upon achieving certain conditions defined in the PWB Loan Agreement (the “Success Fee Event”). The Success Fee Event occurred during the second quarter of 2023, resulting in the immediate payment in full of the required Success Fee.
Prior to the occurrence of the Success Fee Event, we recognized a success payment liability that was stated at fair value and was considered Level 3 because its fair value measurement was based, in part, on significant inputs not observed in the market. Upon completion of the Success Fee Event, we paid the total $1.6 million success payment and removed the corresponding success payment liability. We remeasured the success payment liability at each reporting date and immediately prior to the Success Fee Event. During the year ended December 31, 2023, we recognized expense of $1.0 million associated with the change in the fair value of the success payment liability which is included in other income (expense), net in the accompanying consolidated statement of operations. We had no outstanding obligation associated with the Success Fee as of December 31, 2024 or December 31, 2023.
5. Property and Equipment, Net
Property and equipment, net was comprised as follows:

	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$7,971	$7,971
Laboratory equipment	2,485	2,339
Computer equipment	539	512
Furniture and fixtures	311	306
Total property and equipment, gross	11,306	11,128
Less: accumulated depreciation	(4,984)	(3,170)
Total property and equipment, net	$6,322	$7,958

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	December 31,
	2024	2023
	(in thousands)
Manufacturing	$4,783	$2,772
Employee compensation and benefits	3,616	3,627
Contract research	820	1,049
Professional fees	747	655
Accrued interest	266	310
Other	356	447
Total accrued expenses and other current liabilities	$10,588	$8,860
7. Term Loan
PWB Loan Agreement
In April 2022, we entered into the PWB Loan Agreement with PWB and subsequently drew down an aggregate of $40.0 million in term loans. The term loans accrued interest on the outstanding daily balance at a floating annual rate equal to greater of (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changed throughout the term, the interest rate would have been adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $1.3 million and $2.9 million during the years ended December 31, 2024 and 2023, respectively.
In May 2024, we repaid all amounts outstanding under the PWB Loan Agreement, using $29.5 million in net loan proceeds received under the K2HV Loan Agreement, as described below, together with $10.5 million in existing cash. We recognized a total loss on extinguishment of debt in the amount of $0.6 million during the year ended December 31, 2024 primarily due to the write off of unamortized debt issuance costs.
We were obligated to pay PWB a one-time fee in the event of certain corporate transactions equal to either (i) the greater of (a) $0.2 million and (b) 2.0% of the amount drawn under the term loans, for a transaction occurring on or before March 31, 2023, or (ii) for any transaction occurring thereafter, the greater of (a) $0.4 million and (b) 4.0% of the amount drawn under the term loans (the “Success Fee”). We determined that the Success Fee constituted a freestanding financial instrument that was required to be accounted for as a liability in connection with ASC Topic 815, Derivatives and Hedging (“ASC 815”). We determined the fair value of the Success Fee upon the closing date of the PWB Loan Agreement and then marked to market the fair value of the Success Fee as of December 31, 2023. The Success Fee Event (as defined in the PWB Loan Agreement) occurred during the second quarter of 2023, resulting in the immediate payment in full of the $1.6 million required Success Fee.
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
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of December 31, 2024, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with the fair value of the embedded derivative of $4.5 million at inception of the K2HV Loan Agreement, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method. As of December 31, 2024, the fair value of the term loan was estimated to be approximately $28.2 million. The fair value was measured using a discounted cash flow analysis, specifically the yield method, which requires the use of Level 3 inputs in the fair value hierarchy.
The outstanding term loans payable consists of the following:

December 31, 2024
(in thousands)
Term loans	$30,000
Unamortized debt discount	(3,905)
Total debt, long-term	$26,095
The following table provides the components of interest expense related to the K2HV Loan Agreement:

Year Ended December 31, 2024
(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$2,094
Amortization of debt discount and accretion of Final Fee (8.94%)	1,217
Total interest expense on effective rate (19.24%)	$3,311

The following table presents the total principal payments scheduled to become due during each of the years ended December 31 (in thousands):

2025	$—
2026	9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085
8. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of December 31, 2024, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement (the “Prospectus Supplement”) under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are now entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the year ended December 31, 2024, we sold an aggregate of 5,272,538 shares under the ATM Offering at an average price of $4.71 per share for net proceeds of $23.5 million after deducting sales commissions and offering expenses. During the year ended December 31, 2023, we sold an aggregate of 7,431,981 shares under the ATM Offering at an average price of $2.56 per share for net proceeds of $18.3 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of December 31,
	2024	2023
Shares reserved for exercises of outstanding stock options	7,634,937	5,700,070
Shares reserved for vesting of restricted stock units	—	361,500
Shares reserved for exercises of warrants	58,904	58,904
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	433,264	507,113
Shares reserved for future issuance under the 2021 Stock Incentive Plan	1,919,921	1,911,660
Shares reserved for future issuance as part of the K2HV Loan Agreement conversion feature	791,364	—
Total shares reserved for future issuance	10,838,390	8,539,247
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2024, no shares of preferred stock were issued or outstanding.
9. Stock-based Compensation
2017 Stock Incentive Plan
In December 2017, we adopted the 2017 Stock Incentive Plan (the “2017 Plan”), as amended and restated, under which it could grant incentive stock options (“ISOs”), non-qualified stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards to eligible employees, officers, directors and consultants. The terms of stock options and RSAs, including vesting requirements, are determined by our board of directors, subject to the provisions of the 2017 Plan.
2021 Stock Incentive Plan
In April 2021, our board of directors adopted and our stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of our initial public offering (the “IPO”). As a result of the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.

The 2021 Plan provides for the grant of ISOs, non-qualified stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2021 Plan. The terms of awards, including vesting requirements, are determined by our board of directors, subject to the provisions of the 2021 Plan.
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Stock Incentive Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ended December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. As of December 31, 2024, a total of 4,911,502 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
As of December 31, 2024, there were 1,919,921 shares available for future issuance under the 2021 Plan. Effective January 1, 2025, 2,241,357 additional shares were added to the shares authorized for future issuance under the 2021 Plan pursuant to the terms of the annual increase described above.
2021 Employee Stock Purchase Plan
The 2021 ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the year ended December 31, 2024, 73,849 shares of our common stock were purchased by participants of the 2021 ESPP for total proceeds of $0.1 million. During the year ended December 31, 2023, 52,037 shares of our common stock were purchased by participants of the 2021 ESPP for total proceeds of $0.1 million.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development	$4,606	$4,003
General and administrative	4,220	4,005
Total stock-based compensation	$8,826	$8,008
RSA Activity
We may, at our discretion, repurchase unvested shares of restricted stock issued pursuant to the 2017 Plan at the initial purchase price if the employees or non-employees terminate their service relationship with us. The shares are recorded in stockholders’ deficit as they vest.
As of December 31, 2023, all RSAs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSAs were granted during the year ended December 31, 2024. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSAs as of December 31, 2024.

The aggregate fair value of RSAs that vested during the year ended December 31, 2023, based upon the fair value of the stock underlying the RSAs on the day of vesting, was $0.2 million.
RSU Activity
We have granted RSUs to our employees under the 2021 Plan. The following table summarizes RSU activity during the year ended December 31, 2024:

	Shares/Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	361,500	$3.92
Granted	—	$—
Vested	(356,500)	$3.95
Forfeited	(5,000)	$2.45
Unvested at December 31, 2024	—	$—
As of December 31, 2024, there were no unvested RSUs. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSUs as of December 31, 2024.
The aggregate fair value of RSUs that vested during the year ended December 31, 2024, based upon the fair value of the stock underlying the RSUs on the day of vesting was $1.0 million. The aggregate fair value of RSUs that vested during the year ended December 31, 2023, based upon the fair value of the stock underlying the RSUs on the day of vesting was $0.2 million.
Stock Option Activity
During the year ended December 31, 2022, we granted performance-based stock options to certain executive officers for the purchase of an aggregate of 883,352 shares of common stock with a grant date fair value of $3.36 per share. These stock options would have vested only upon achievement of specified performance targets related to certain business objectives prior to December 31, 2023. These performance targets were not achieved, and accordingly these awards expired without vesting on December 31, 2023. No stock-based compensation expense was recognized during the year ended December 31, 2023 based on our assessment about the probability that the performance targets would be achieved prior to expiration.
The fair value of stock options granted during the years ended December 31, 2024 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.0%	3.9%
Expected term (in years)	6.0	6.0
Expected annual dividend yield	—%	—%
Expected volatility	92.7%	82.7%
The valuation assumptions were determined as follows:
•Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.
•Expected term (in years): The expected term of the awards represents the period of time that the awards were expected to be outstanding. We use the simplified method to estimate the expected term due to a lack of sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term. Under this method, the expected term equals the average of the vesting term and the original contractual term of the option.
•Expected annual dividend yield: The estimated dividend yield was zero because we have no history of paying dividends, and do not intend to do so in the foreseeable future.
•Expected volatility: The expected term of stock options granted by us is generally longer than the trading history of our common stock since the IPO on April 30, 2021. Accordingly, we estimated the expected volatility based on the historical volatility of a group of publicly-traded companies with similar characteristics to us, including stage of product development and therapeutic focus within the life sciences industry. The historical volatility of these companies was calculated over a period of time commensurate with the expected term of the stock option.

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $3.43 and $1.56 per share, respectively.
The following table summarizes stock option activity during the year ended December 31, 2024:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	5,700,070	$6.89
Granted	2,381,112	$4.44
Exercised	(17,224)	$2.05
Cancelled	(429,021)	$4.98
Outstanding, December 31, 2024	7,634,937	$6.24	7.44	$—
Exercisable at December 31, 2024	4,866,277	$7.13	6.79	$—
The aggregate intrinsic fair value of stock options exercised during the years ended December 31, 2024 and 2023 were nominal for each year.
As of December 31, 2024, there was unrecognized stock-based compensation expense related to unvested stock options of $8.9 million, which we expect to recognize over a weighted-average period of approximately 2.2 years.
10. Commitments and Contingencies
Leases
Our leases are as follows:
•An April 2019 operating lease for approximately 9,949 square feet of office and laboratory space which commenced in April 2019 and terminated in March 2024. The lease was subject to fixed-rate rent escalations and provided for a term extension option, which was not reasonably certain of exercise. In May 2022, we entered into a sublease agreement with Crossbow Therapeutics, Inc. (“Crossbow”), to sublease the entirety of this space. The total rent due to us for the subleased premises over the term of the sublease was approximately $2.1 million, which is greater than the annual rent paid by us to the landlord for the leased premises over the same term. Rent expense associated with the April 2019 operating lease was recognized net of the lease income generated from the sublease agreement. Lease income was allocated to either research and development expense or general and administrative expense in the same manner as the associated rent expense was allocated. Crossbow was obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement, and property management. The sublease with Crossbow terminated in March 2024 concurrently with the termination of the lease.
•A June 2021 operating lease for approximately 25,778 square feet of office and laboratory space, which commenced in May 2022 and terminates in May 2030. The lease is subject to fixed-rate rent escalations and provided for $5.7 million in tenant improvements, which we fully utilized, and a term extension option, which was not reasonably certain of exercise. We provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing, which is included in restricted cash and cash equivalents, net of current portion as of December 31, 2024 and 2023.
The following table summarizes operating lease costs:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease costs	$1,918	$2,442
Variable lease costs	1,280	1,210
Sublease income	(398)	(1,562)
Total	$2,800	$2,090

Cash paid for amounts included in the measurement of lease liabilities were $2.5 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively.
The following table summarizes the lease term and discount rate for operating leases:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years)	5.4	6.3
Weighted-average discount rate	8.0%	8.0%
As of December 31, 2024, the future minimum lease payments due under our lease for each of the next five years ended December 31, and thereafter are as follows (in thousands):

2025	$2,337
2026	2,403
2027	2,471
2028	2,542
2029	2,614
Thereafter	1,102
Total future minimum lease payments	13,469
Less: imputed interest	(2,477)
Total lease liability	$10,992
License Agreements
Harpoon License
In March 2018, we entered into a Patent Assignment and License Agreement (the “Harpoon Agreement”) with Harpoon Therapeutics, Inc. (“Harpoon”), a clinical-stage immune-oncology company developing a novel class of T-cell engagers to fight cancer and other diseases. Under the terms of the Harpoon Agreement, Harpoon granted us a license to use its intellectual property, solely to make, have made, use, sell, offer for sale and import covered products in the licensed field and Harpoon sold, assigned and transferred other specific patents to us (the “Harpoon License”).
On October 19, 2018, we entered into the First Amended and Restated Assignment and License Agreement with Harpoon, which amended certain terms of the original agreement, but did not change the terms of the license to us, patent assignments between the parties or payments due to Harpoon. Further, on December 20, 2019, the companies entered into the Second Amended and Restated Assignment and License Agreement, which also amended certain terms of the original agreement to expand the licenses and assignments for specific patents granted to us or by us to Harpoon. In exchange for these additional terms, Harpoon agreed to reimburse up to $75,000 of our legal costs. Additionally, we agreed to pay to Harpoon royalties on future net sales and pay minimum annual royalties of $250,000 upon achievement of our first commercial sale.
Under the terms of the Harpoon License, we paid an upfront fee of $500,000 in 2018 and are obligated to reimburse Harpoon for certain legal costs incurred by Harpoon. In addition, we are obligated to pay Harpoon royalties based on future net sales and have agreed to pay a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars upon achievement of our first commercial sale. In 2018, we recorded the upfront fee as research and development expense upon payment as the intellectual property was acquired prior to regulatory approval and does not have an alternative future use. The royalty payments are contingent upon sales and, as such, the royalty payments made to Harpoon will be considered probable and estimable and treated as cost of sales when incurred. Accordingly, at the commencement of sales, we will account for the royalty payments as cost of sales equal to the greater of a percentage in the low-single digits of the net sales of the patent-covered products or a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars. Any legal fees incurred in connection with the Harpoon Agreement will be expensed as incurred.
The Harpoon License will expire on a country-by-country basis upon the expiration of the last to expire patent or patent application included in the licensed patents within the applicable country. We have the right to terminate the Harpoon License upon 30 days prior written notice to Harpoon, and either party may terminate for a material breach if such breach is not cured within a specified number of days.
Adimab 2018 License
In March 2018, we entered into a Development and Option Agreement (the “Adimab Agreement”) with Adimab LLC (“Adimab”), a company specializing in antibody discovery, humanization and optimization. Under the terms of the Adimab

Agreement, Adimab granted us the rights to initiate certain research initiatives on a specified number of targets. Adimab also granted us a license to certain Adimab core technologies, antibodies and products applicable to certain targets (“Adimab License”).
In August 2020, we entered into Amendment One to the Development and Option Agreement with Adimab, which extended the period of time for us to evaluate candidate antibodies in advance of electing to exercise the option to acquire exclusive rights to licensed antibodies (the “Evaluation Term”), but did not otherwise change the terms of the Adimab License. The Evaluation Term was then further extended in December 2020 by entering into Amendment Two to the Development and Option Agreement, through delivery of a non-refundable payment of $100,000 by us to Adimab, which was creditable toward the option fee. The non-refundable payment was recorded immediately as research and development expense in the consolidated statements of operations. In July 2021, we entered into the First Amended and Restated Development and Option Agreement with Adimab to extend the target selection time period and to allow for us to add additional antibody discovery programs to be covered under the agreement, but otherwise retaining all other material provisions of the Adimab License.
Under the terms of the Adimab License, we must pay both an upfront fee and final fee of $200,000 for all research programs. We must also pay Adimab milestone fees with respect to each research program ranging from $150,000 to $200,000 based on the achievement of technical milestones by Adimab for the applicable research program. In order to exercise any options in the Adimab Agreement, we must pay a $500,000 fee for each target option exercised.
For each target option exercised, we are also obligated to pay certain milestones ranging from $1.0 million to $4.0 million for certain clinical and commercialization achievements. Additionally, for licensed products sold during the applicable royalty term, we must pay Adimab royalties at percentages in the low-to-mid single digits.
The Adimab Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2024, we have exercised the target option for one target covered under the Adimab Agreement. As of December 31, 2024, we have not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Agreement.
Adimab 2022 Collaboration
In November 2022, we entered into a Collaboration Agreement (the “Adimab Collaboration Agreement”) with Adimab. Under the terms of the Adimab Collaboration Agreement, Adimab has agreed to provide us with services to help discover, generate, optimize and/or engineer specified proteins. In addition, Adimab will provide us with a license to certain Adimab core technologies, patents and products applicable to certain targets (“Adimab Collaboration License”), separate from those provided in the 2018 Adimab Agreement.
Under the terms of the Adimab Collaboration Agreement, we must pay Adimab milestone fees with respect to each research program ranging from $500,000 to $1.5 million based on the achievement of certain clinical milestones by us. The Adimab Collaboration Agreement provides us with an option to obtain any development and commercialization licenses from Adimab used in products. To exercise an option, we must pay a $500,000 fee for each product option exercised.
For each product sold, we are also obligated to pay certain milestones ranging from $1.0 million to $2.0 million based on the achievement of the first commercial sale in certain countries. Additionally, for licensed products sold during the applicable royalty term, we must pay Adimab royalties at percentages in the low-to-mid single digits.
The Adimab Collaboration Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2024, we have not exercised any options and have not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Collaboration Agreement.
11. Income Taxes
During the years ended December 31, 2024 and 2023, we recorded no current or deferred income tax expenses or benefits as we have incurred losses since inception and have provided a full valuation allowance against our deferred tax assets.

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes	6.5	9.4
Change in valuation allowance	(29.4)	(12.4)
R&D credit carryovers	3.7	4.5
Stock-based compensation	(2.4)	(3.0)
Permanent differences	0.5	(0.6)
Section 382 net operating loss adjustments	0.0	(20.2)
Other	0.1	1.3
Effective income tax rate	0.0%	0.0%
Our deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024		2023
	(in thousands)
Deferred tax assets:
Net operating losses	$32,781		$23,873
Tax credit carryforwards	6,141		3,168
Lease liability	3,069		3,645
Other capitalized costs—net of amortization	219		95
Reserves and accruals	983		1,295
Stock-based compensation	1,921		2,021
Capitalized research and experimental expenditures—net of amortization	25,214		16,162
Deferred tax assets	70,328	—	50,259
Valuation allowance	(67,756)		(47,058)
Deferred tax assets	2,572	—	3,201
Deferred tax liabilities:
Right of use asset	(1,676)		(1,993)
Fixed assets and depreciation	(896)		(1,208)
Deferred tax liabilities	(2,572)		(3,201)
Net deferred taxes	$—		$—
The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&E”) expenditures under Section 174 for tax years beginning after December 31, 2021. This rule became effective for us during 2022 and resulted in the capitalization of R&E expenditures of $50.2 million and $27.9 million during the years ended December 31, 2024 and 2023, respectively. We amortize these costs for tax purposes over 5 years for research and development (“R&D”) performed in the U.S. and over 15 years for R&D performed outside the U.S.
We evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of December 31, 2024 and 2023. We considered our cumulative net losses and concluded as of December 31, 2024 and 2023, that it was more likely than not that we would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $20.7 million during the year ended December 31, 2024 primarily due to an increase in deferred tax assets related to capitalized R&E expenditures, and as the result of operating losses generated with no corresponding financial statement benefit. The valuation allowance increased by $4.6 million during the year ended December 31, 2023 primarily due to an increase in deferred tax assets related to capitalized R&E expenditures, and as the result of operating losses generated with no corresponding financial statement benefit. These increases were offset by a decrease in deferred tax assets as the result of our Section 382 study that was completed for the period of January 22, 2018, through December 31, 2022, which resulted in limitations being identified on historical net operating losses and research and development tax credits.

We have incurred net operating losses since inception. As of December 31, 2024 and 2023, we had federal net operating loss carryforwards of $126.8 million and $96.6 million, respectively, available to reduce future federal taxable income. The carryforwards generated from losses incurred prior to January 1, 2018 will expire in 2037. The carryforwards generated from losses incurred after December 31, 2017 do not expire. As of December 31, 2024, federal net operating loss carryforwards includes $126.7 million of carryforwards that do not expire. The TCJA enacted on December 22, 2017 limits a taxpayer’s ability to utilize a net operating loss deduction in a year to 80% taxable income for federal net operating losses arising in tax years beginning after December 31, 2017. As of December 31, 2024 and 2023, we had state net operating loss carryforwards of $76.8 million and $44.9 million, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2037.
As of December 31, 2024 and 2023, we had federal research and development tax credit carryforwards of $4.9 million and $2.3 million, respectively, available to reduce future federal tax liabilities, which expire at various dates beginning in 2042. We had state research and development tax credit carryforwards as of December 31, 2024 and 2023 of $1.3 million and $0.9 million, respectively, available to reduce future state tax liabilities, which expire at various dates beginning in 2037.
Utilization of our net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.
We completed a Section 382 study for the period of January 22, 2018, through December 31, 2022 and identified three ownership changes that occurred on June 10, 2019, August 2, 2019, and August 31, 2022 for Section 382 purposes. As we experienced these ownership changes, all pre-change net operating loss and research and development tax credit carryforwards are subject to limitation. Due to the unlimited carryover period for net operating losses generated after December 31, 2017, none of our federal net operating losses will expire unused. A portion of our state net operating losses, and federal and state research and development tax credits are expected to expire unused. We have analyzed the impact of these limitations on our attributes and included the impact of these limitations in our deferred tax assets as of December 31, 2024 and 2023.
We have not recorded any reserves for uncertain tax positions as of December 31, 2024 and 2023. We have conducted a study of research and development tax credit for tax years 2018 through 2020. The amounts of federal and state research and development tax credit carryforwards presented above have reflected the results from the study. A full valuation allowance has been provided against our research and development credits.
We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2021, although carryforward attributes that were generated prior to 2021 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.
12. Related Parties
In May 2022, we entered into a sublease agreement with Crossbow, for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of our office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of our board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on our board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ended in March 2024, with no option to extend (see Note 10, Commitments and Contingencies). We received cash payments under our sublease of $0.4 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively. In addition, we received $0.2 million from Crossbow in June 2022 as a security deposit, which was remitted to Crossbow following the termination of the sublease. The security deposit was included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2023.
13. Defined Contribution Benefit Plan
We sponsor a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to contribute a portion of their annual compensation, subject to statutory limitations. We match 50% of each participant’s contribution up to a maximum of 6% of such participant’s eligible compensation paid in a calendar year. During the years ended December 31, 2024 and 2023, we recognized expense of $0.3 million and $0.2 million related to matching contributions, respectively.

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

	December 31,
	2024	2023
Outstanding stock options	7,634,937	5,700,070
Unvested RSUs	—	361,500
Warrants to purchase common stock	58,904	58,904
Common stock to be issued under the 2021 ESPP	67,445	22,611
Total	7,761,286	6,143,085
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net loss per share, only potential shares of common stock equivalents that are dilutive are included. We considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock equivalents are dilutive or anti-dilutive. We made such determination in sequence from the most dilutive to the least dilutive and concluded that the conversion option derivative under the K2HV Loan Agreement is dilutive to net loss per share for the year ended December 31, 2024. Pursuant to ASC Topic 260, Earnings Per Share, we applied the if-converted method to determine the effect of the conversion option derivative under the K2HV Loan Agreement on the diluted earnings per share calculations. Pursuant to such method, we adjusted the numerator for the gain recognized during the period in net loss due to the change in the fair value of the conversion option derivative liability under the K2HV Loan Agreement and the interest expense recognized during the period that is attributable to the portion of the term loan that is subject to the conversion option. We also increased the denominator to include the weighted-average number of additional shares of common stock that would have been outstanding if the conversion option derivative under the K2HV Loan Agreement were converted at the inception of the K2HV Loan Agreement. The following table summarizes the computations of basic and diluted net loss per share as presented in our consolidated statements of operations:

	Year Ended December 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator
Net loss	$(70,515)	$(37,368)
Less: change in fair value of derivative liability	(1,621)	—
Plus: interest expense on converted term loan	493	—
Adjusted net loss	$(71,643)	$(37,368)
Denominator
Weighted-average common stock outstanding, basic	43,332,088	35,646,572
Dilutive effect of common stock issuable from assumed conversion of convertible term loan	527,576	—
Weighted-average common stock outstanding, diluted	43,859,664	35,646,572
Net loss per share
Basic	$(1.63)	$(1.05)
Diluted	$(1.63)	$(1.05)
15. Segment Information
We have one reportable segment which focuses on the discovery and development of cancer therapeutics. The segment derives its revenues from the Collaboration Agreement with Jazz (see Note 3, Jazz Collaboration and License Agreement).
Our CODM manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, our CODM regularly reviews total expenses and expenses by function and makes decisions using this information based on the performance of the enterprise as a whole. Our CODM primarily evaluates the performance of the enterprise based on results that have a direct impact on our available cash and cash equivalents and accordingly places less significance on non-cash expenses such as stock-based compensation and depreciation expenses in determining how to allocate resources.
Segment assets regularly reviewed by our CODM include measures of liquidity, primarily available cash and cash equivalents, and are consistent with the presentation of cash and cash equivalents reported in our consolidated balance sheets.
The following is a summary of our segment and consolidated net loss, including significant segment expenses:

	Year Ended December 31,
	2024	2023
	(in thousands)
Collaboration revenue	$1,885	$19,943
Less:
Manufacturing	19,759	10,521
Clinical development	16,361	9,335
Research and discovery	14,389	16,673
General and administrative support	14,330	14,145
Other segment expenses(a)	10,640	9,772

Interest income	6,673	7,416
Interest expense	(4,656)	(3,139)
Loss on extinguishment of debt	(553)	—
Other income (expense), net	1,615	(1,142)
Segment and consolidated net loss	$(70,515)	$(37,368)
(a) Other segment expenses includes non-cash expenses for stock-based compensation and depreciation expenses.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2024).
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

10.18#
Collaboration and License Agreement, dated as of April 6, 2022, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022).

10.19
Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024).

10.20
Loan and Security Agreement, dated as of May 2, 2024, by and among the Registrant, each other person party thereto as a borrower from time to time, each person party thereto as a guarantor from time to time, the lenders from time to time party thereto, K2 HealthVentures LLC, as administrative agent for the lenders, and Ankura Trust Company LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2024).

10.21*	First Amendment to Lease dated as of December 31, 2024 by and between the Registrant and ARE-MA Region No. 75, LLC.
10.22*	Non-Employee Director Compensation Policy.
19*	Insider Trading Policy
21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021, Registration No. 333-255132).

23.1*	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.
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

WEREWOLF THERAPEUTICS, INC.

Date: March 11, 2025	By:	/s/ Daniel J. Hicklin
Daniel J. Hicklin, Ph.D.
President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel J. Hicklin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Daniel J. Hicklin, Ph.D.

/s/ Timothy W. Trost	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2025
Timothy W. Trost

/s/ Luke Evnin	Chair of the Board of Directors	March 11, 2025
Luke Evnin, Ph.D.

/s/ Michael B. Atkins	Director	March 11, 2025
Michael B. Atkins, M.D.

/s/ Meeta Chatterjee	Director	March 11, 2025
Meeta Chatterjee, Ph.D.

/s/ Derek DiRocco	Director	March 11, 2025
Derek DiRocco, Ph.D.

/s/ Alon Lazarus	Director	March 11, 2025
Alon Lazarus, Ph.D.

/s/ Briggs W. Morrison	Director	March 11, 2025
Briggs W. Morrison, M.D.

/s/ Michael A. Sherman	Director	March 11, 2025
Michael A. Sherman, M.B.A.

/s/ Anil K. Singhal	Director	March 11, 2025
Anil K. Singhal