Form 10-Q
period 2025-03-31
Werewolf Therapeutics, Inc.
filed 2025-05-08
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 44,873,646 shares of common stock, $0.0001 par value per share, outstanding.

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
•the impact of general economic conditions, including inflation and the imposition of new or revised global trade tariffs;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$92,042	$110,995
Prepaid expenses and other current assets	2,415	2,071
Total current assets	94,457	113,066
Property and equipment, net	5,896	6,322
Restricted cash and cash equivalents, net of current portion	891	1,220
Operating lease right of use asset	5,813	6,001
Other assets	179	320
Total assets	$107,236	$126,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$986	$3,035
Accrued expenses and other current liabilities	9,271	10,588
Operating lease liability, current	1,412	1,557
Total current liabilities	11,669	15,180
Operating lease liability, net of current portion	9,017	9,435
Note payable, net of discount, issuance costs, and current portion	26,585	26,095
Derivative liability	2,658	2,829
Total liabilities	49,929	53,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 44,827,159 shares issued and outstanding as of March 31, 2025 and December 31, 2024	5	5
Additional paid-in capital	489,979	487,973
Accumulated deficit	(432,677)	(414,588)
Total stockholders’ equity	57,307	73,390
Total liabilities and stockholders’ equity	$107,236	$126,929
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration revenue	$—	$742
Operating expenses:
Research and development	13,120	12,908
General and administrative	4,871	4,996
Total operating expenses	17,991	17,904
Operating loss	(17,991)	(17,162)
Other (expense) income:
Interest income	997	1,973
Interest expense	(1,263)	(1,003)
Other income (expense), net	168	(1)
Total other (expense) income	(98)	969
Net loss	$(18,089)	$(16,193)

Net loss per common share, basic and diluted	$(0.40)	$(0.39)
Weighted-average common shares outstanding, basic and diluted	44,827,159	41,607,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	44,827,159	$5	$487,973	$(414,588)	$73,390
Stock-based compensation expense	—	—	2,006	—	2,006
Net loss	—	—	—	(18,089)	(18,089)
Balance at March 31, 2025	44,827,159	$5	$489,979	$(432,677)	$57,307

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
Issuance of common stock from at the market offering, net of issuance costs of $985	4,169,324	—	20,089	—	20,089
Stock-based compensation expense	—	—	2,305	—	2,305
Stock option exercises	5,999	—	12	—	12
Net loss	—	—	—	(16,193)	(16,193)
Balance at March 31, 2024	43,282,371	$4	$477,849	$(360,266)	$117,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(18,089)	$(16,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,006	2,305
Depreciation expense	426	464
Non-cash interest expense	490	92
Non-cash lease expense	188	376
Change in fair value of derivative liability	(171)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	131	704
Other receivables	—	575
Accounts payable, accrued expenses and other liabilities	(3,366)	(2,469)
Deferred revenue	—	(407)
Operating lease liability	(563)	(744)
Net cash used in operating activities	(18,948)	(15,297)
Investing activities:
Purchases of property and equipment	—	(111)
Net cash used in investing activities	—	(111)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	—	20,247
Proceeds from stock option exercises	—	12
Net cash provided by financing activities	—	20,259
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(18,948)	4,851
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	112,215	155,577
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$93,267	$160,428

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$92,042	$139,189
Prepaid expenses and other current assets	334	212
Restricted cash and cash equivalents, net of current portion	891	21,027
Total cash, cash equivalents and restricted cash and cash equivalents	$93,267	$160,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$773	$910
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs in accounts payable and accrued expenses	$—	$194
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
We had cash and cash equivalents of $92.0 million at March 31, 2025. We expect that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements in this Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. We expect to finance our future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. There is no guarantee that additional financing will be available to us on acceptable terms, or at all. If we fail to raise capital as and when needed, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or seek to merge with or to be acquired by another company.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 (the “2024 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, is unaudited. The December 31, 2024 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the 2024 Annual Report. Other than as set forth below there have been no material changes in our significant accounting policies during the three months ended March 31, 2025.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid. We adopted ASU No. 2023-09 on January 1, 2025. The adoption did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements
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
3. Collaboration and License Agreement
A detailed description of the contractual terms and our accounting for our exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited ("Jazz") is included in our audited financial statements and notes in the 2024 Annual Report.
In June 2024, we executed a transfer agreement (the “Transfer Agreement”) to assign our rights in a development agreement with a contract manufacturer of our interferon alpha INDUKINE molecule JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, all remaining deferred revenue related to the Collaboration Agreement had been recognized upon execution of the Transfer Agreement. Revenue recognized during the three months ended March 31, 2024 includes $0.4 million of revenue that was included in deferred revenue as of December 31, 2023.
At the end of each reporting period, we re-evaluate our estimate of the transaction price associated with the Collaboration Agreement and determine if variable consideration previously excluded from the transaction should be included in the transaction price based on changes in circumstances, if any. During the three months ended March 31, 2025 and 2024, we did not recognize any adjustments to the transaction price associated with variable consideration previously excluded from the transaction price. As of March 31, 2025, we have not received any royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 6, Term Loan) on our condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$86,557	$—	$—	$86,557
Total assets	$86,557	$—	$—	$86,557

Liabilities:
Derivative liability	$—	$—	$2,658	$2,658
Total liabilities	$—	$—	$2,658	$2,658
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$105,526	$—	$—	$105,526
Total assets	$105,526	$—	$—	$105,526

Liabilities:
Derivative liability	$—	$—	$2,829	$2,829
Total liabilities	$—	$—	$2,829	$2,829
There were no changes in valuation techniques used during the three months ended March 31, 2025.
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
The following table reconciles the change in fair value of the derivative liability during the three months ended March 31, 2025 based on Level 3 inputs (in thousands):

Balance at December 31, 2024	$2,829
Change in fair value	(171)
Balance at March 31, 2025	$2,658
The change in fair value of the derivative liability is included in other income (expense), net in the accompanying condensed consolidated statements of operations. We recognized a gain on the change in fair value of the derivative liability of $0.2 million during the three months ended March 31, 2025.

The fair value of the derivative liability in the term loan was estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the derivative liability in the term loan as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Stock Price	$0.97	$1.48
Volatility	106.0%	103.0%
Risk-free rate (continuous)	3.9%	4.2%
Expected term (in years)	0.75	0.58
Dividend yield (continuous)	—%	—%
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Manufacturing	$4,617	$4,783
Employee compensation and benefits	1,632	3,616
Contract research	1,408	820
Professional fees	1,099	747
Accrued interest	266	266
Other	249	356
Total accrued expenses and other current liabilities	$9,271	$10,588
6. Term Loan
PWB Loan Agreement
In April 2022, we entered into the PWB Loan Agreement with PWB and subsequently drew down an aggregate of $40.0 million in term loans. The term loans accrued interest on the outstanding daily balance at a floating annual rate equal to greater of (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changed throughout the term, the interest rate would have been adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $1.0 million during the three months ended March 31, 2024.
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
K2HV Loan Agreement
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (together with any other lender from time to time, the “Lenders”); K2HV, as administrative agent for the Lenders; and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The K2HV Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing; $25.0 million from the first tranche commitment and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million is available to be drawn at our option through June 30, 2025, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion.
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
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of March 31, 2025, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with the fair value of the embedded derivative of $4.5 million at inception of the K2HV Loan Agreement, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method. As of March 31, 2025, the fair value of the term loan was estimated to be approximately $27.8 million. The fair value was measured using a discounted cash flow analysis, specifically the yield method, which requires the use of Level 3 inputs in the fair value hierarchy.
The outstanding term loans payable consists of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Term loans	$30,000	$30,000
Unamortized debt discount	(3,415)	(3,905)
Total debt, long-term	$26,585	$26,095
The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$773	$—
Amortization of debt discount and accretion of Final Fee (8.94%)	490	—
Total interest expense on effective rate (19.24%)	$1,263	$—

The following table presents the total principal payments and Final Fee scheduled to become due during each of the years ended December 31 (in thousands):

2025 (remaining as of March 31, 2025)	$—
2026	9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085
7. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of March 31, 2025, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement (the “Prospectus Supplement”) under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are now entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement. During the three months ended March 31, 2025, we did not sell any shares of our common stock under the ATM Offering. During the three months ended March 31, 2024, we sold 4,169,324 shares of our common stock at an average price of $5.05 per share for net proceeds of $20.1 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of March 31, 2025	As of December 31, 2024
Shares reserved for exercises of outstanding stock options	10,282,640	7,634,937
Shares reserved for exercises of warrants	46,487	58,904
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	657,399	433,264
Shares reserved for issuance under the 2021 Stock Incentive Plan	1,513,575	1,919,921
Shares reserved for issuance as part of the K2HV Loan Agreement conversion feature	791,364	791,364
Total shares reserved for future issuance	13,291,465	10,838,390
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2025, no shares of preferred stock were issued or outstanding.
8. Stock-based Compensation
2017 Stock Incentive Plan
In December 2017, we adopted the 2017 Stock Incentive Plan (the “2017 Plan”), as amended and restated, under which we could grant incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards to eligible employees, officers, directors and consultants. The terms of stock options and RSAs, including vesting requirements, were determined by our board of directors, subject to the provisions of the 2017 Plan.
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
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of March 31, 2025, a cumulative total of 7,152,859 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the three months ended March 31, 2025 and 2024, no shares of our common stock were purchased by participants of the 2021 ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$1,055	$1,182
General and administrative	951	1,123
Total stock-based compensation	$2,006	$2,305
RSU Activity
We have granted RSUs to our employees under the 2021 Plan. As of December 31, 2024, all RSUs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSUs were granted during the three months ended March 31, 2025. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSUs as of March 31, 2025. No RSUs vested during the three months ended March 31, 2024.
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	3.9%
Expected term (in years)	5.9	6.0
Expected annual dividend yield	—%	—%
Expected volatility	95.3%	92.6%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $1.22 and $3.59 per share, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2025:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	7,634,937	$6.24
Granted	2,902,213	$1.56
Exercised	—	$—
Cancelled	(254,510)	$3.24
Outstanding at March 31, 2025	10,282,640	$5.00	7.82	$—
Exercisable at March 31, 2025	5,285,639	$7.01	6.57	$—
No stock options were exercised during the three months ended March 31, 2025. The aggregate intrinsic fair value of stock options exercised during the three months ended March 31, 2024 was nominal.
As of March 31, 2025, we had unrecognized stock-based compensation expense related to unvested stock options of $9.8 million, which we expect to recognize over a weighted-average period of approximately 2.4 years.
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
10. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs, the conversion option derivative under the K2HV Loan Agreement, and warrants to purchase common stock are considered to be potentially dilutive securities; however, the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	March 31,
	2025	2024
Outstanding stock options	10,282,640	7,450,864
Unvested RSUs	—	361,500
Warrants to purchase common stock	46,487	58,904
Common stock to be issued under the 2021 ESPP	91,857	34,227
Common stock to be issued upon exercise of the K2HV Loan Agreement conversion feature	791,364	—
Total	11,212,348	7,905,495
11. Segment Information
We have one reportable segment which focuses on the discovery and development of cancer therapeutics. The segment derives its revenues from the Collaboration Agreement with Jazz (see Note 3, Collaboration and License Agreement).
Our chief operating decision maker (“CODM”) manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, our CODM regularly reviews total expenses and expenses by function and makes decisions using this information based on the performance of the enterprise as a whole. Our CODM primarily evaluates the performance of the enterprise based on results that have a direct impact on our available cash and cash equivalents and accordingly places less significance on non-cash expenses such as stock-based compensation and depreciation expenses in determining how to allocate resources.

Segment assets regularly reviewed by our CODM include measures of liquidity, primarily available cash and cash equivalents, and are consistent with the presentation of cash and cash equivalents reported in our condensed consolidated balance sheets.
The following is a summary of our segment and consolidated net loss, including significant segment expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Collaboration revenue	$—	$742
Less:
Clinical development	4,329	2,728
Manufacturing	4,088	4,393
General and administrative support	3,823	3,739
Research and discovery	3,319	4,275
Other segment expenses(a)	2,432	2,769

Interest income	997	1,973
Interest expense	(1,263)	(1,003)
Other income (expense), net	168	(1)
Segment and consolidated net loss	$(18,089)	$(16,193)
(a) Other segment expenses includes non-cash expenses for stock-based compensation and depreciation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report that was filed with the United States Securities and Exchange Commission, or SEC, on March 11, 2025. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion and initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial. All expansion arms are actively enrolling patients in the ongoing Phase 1/1b clinical trial at a recommended dose of 18 mg administered intravenously every two weeks. During the second half of 2025, we plan to present interim data from the monotherapy and combination expansion arms, including tolerability, response rate, and durability, and to engage with regulatory authorities to discuss potential registrational pathways for WTX-124, including strategies for accelerated approval.
We evaluated WTX-330 in a first-in-human Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma. Phase 1 of this clinical trial was completed in the first quarter of 2025. We reported initial data from the Phase 1 clinical trial in June 2024 and presented updated interim safety and efficacy data from the Phase 1 clinical trial at the Society for Immunotherapy of Cancer Annual Meeting in November 2024, highlighting the tolerability profile and monotherapy efficacy signals of WTX-330. Guided by these data, we initiated a Phase 1b/2 clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors and dosed our first patient in the second quarter of 2025.
We continue to further the development of our preclinical product candidates, WTX-712, WTX-518, and WTX-921. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. In April 2024, we presented preclinical data for WTX-712 at the American Association for Cancer Research, or AACR, Annual Meeting demonstrating that WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME. WTX-518 is a systemically delivered, conditionally activated Interleukin-18 (IL-18) INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity. In April 2024, we also presented preclinical data for WTX-518 at the AACR Annual Meeting demonstrating that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation. WTX-921 is a systemically delivered, conditionally activated Interleukin-10 (IL-10) INDUKINE molecule for treatment of inflammatory bowel disease, or IBD, and potentially other inflammatory diseases.
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
We are also utilizing this PREDATOR platform know-how and expertise to develop conditionally activated immune cell engagers. Immune cell engagers, such as T cell engagers, are typically bispecific antibodies that redirect immune cells to cancer cells via engagement with tumor associated cell surface antigens, leading to immune cell mediated killing of the cancer cells. We have provided initial preclinical data for our proprietary INDUCER T cell engager molecules demonstrating that our PREDATOR masking technology silenced peripheral activity and prevented cytokine release. We expect to nominate our first INDUCER development candidate in the second quarter of 2025.
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
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. Revenue from the transaction price for the Collaboration Agreement was recognized based on a cost-to-cost input method and included upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the three months ended March 31, 2025, we re-evaluated this assessment as it pertains to any milestones that continue to be excluded from the transaction price, and concluded not to recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement, and all remaining deferred revenue related to the Collaboration Agreement was recognized upon execution of the Transfer Agreement. Accordingly, we recognized no revenue related to the Collaboration Agreement during the three months ended March 31, 2025.
In the future, our ability to generate revenue from the Collaboration Agreement will depend on successfully achieving the various development and regulatory and sales-based milestones. We may also generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that potential future revenue, if any, will fluctuate from quarter-to-quarter and year-to-year based upon our ability to successfully meet the criteria for payment of the remaining development and regulatory milestones, and the timing and amount of other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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
Our external development costs were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
WTX-124	$4,795	$1,807
WTX-330	1,454	4,038
WTX-712	87	206
WTX-921	9	—
WTX-518	1	14
JZP898	—	324
Pre-development candidates	581	248
Total external development costs	$6,927	$6,637
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
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. The actual probability of success for our product candidates will depend on a variety of factors, including:
•the scope, rate of progress and expenses of our ongoing research activities as well as any preclinical studies and clinical trials, including our ongoing Phase 1/1b clinical trial for WTX-124 and the Phase 1b/2 clinical trial for WTX-330, as well as other research and development activities;
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
Other (Expense) Income
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
Other Income (Expense), Net
Other income (expense), net primarily consists of the unrealized gain or loss recognized on the change in the fair value of the derivative liability associated with the K2HV Loan Agreement.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations:

	Three Months Ended March 31,		$ Change
	2025	2024
	(in thousands)
Revenue:
Collaboration revenue	$—	$742	$(742)
Operating expenses:
Research and development	13,120	12,908	212
General and administrative	4,871	4,996	(125)
Total operating expenses	17,991	17,904	87
Operating loss	(17,991)	(17,162)	(829)
Other (expense) income:
Interest income	997	1,973	(976)
Interest expense	(1,263)	(1,003)	(260)
Other income (expense), net	168	(1)	169
Total other (expense) income	(98)	969	(1,067)
Net loss	$(18,089)	$(16,193)	$(1,896)
Revenue
No revenue was recognized during the three months ended March 31, 2025. Following the execution of the Transfer Agreement with Jazz in June 2024, the only significant sources of revenue expected to be generated from the Collaboration Agreement are the remaining development and regulatory and sales-based milestones. Based on our assessment that there continues to be a high level of uncertainty of achieving these milestones, no revenue from the remaining milestones has been recognized during the period. Comparatively, we recognized $0.7 million during the three months ended March 31, 2024 related to the Collaboration Agreement with Jazz prior to the execution of the Transfer Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended March 31,		$ Change
	2025	2024
	(in thousands)
Personnel	$4,331	$4,470	$(139)
Manufacturing	3,463	3,809	(346)
Clinical trial costs	2,792	1,769	1,023
Lab consumables	942	750	192
Facility costs	805	892	(87)
Contract research organization	672	1,059	(387)
Other	115	159	(44)
Total research and development expenses	$13,120	$12,908	$212
Research and development expenses for the three months ended March 31, 2025 were $13.1 million, compared to $12.9 million for the three months ended March 31, 2024. The increase of $0.2 million was primarily due to:
•$1.0 million of increased clinical trial costs, driven by costs associated with the continued enrollment in our ongoing Phase 1/1b clinical trial of WTX-124 and the initiation of a Phase 1b/2 clinical trial of WTX-330; and
•$0.2 million of increased lab consumables for supplies procured in our efforts to further the development of our preclinical candidates.

These increases were partially offset by:
•$0.4 million of decreased contract research organization costs due to costs incurred during the three months ended March 31, 2024 associated with improving the manufacturing process for WTX-330, which were non-recurring during the three months ended March 31, 2025;
•$0.3 million of decreased manufacturing costs driven primarily by a decrease in costs associated with JZP898 following the execution of the Transfer Agreement with Jazz; and
•$0.1 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended March 31,		$ Change
	2025	2024
	(in thousands)
Personnel	$2,650	$2,599	$51
Professional services	1,137	1,263	(126)
Facility costs	331	383	(52)
Corporate insurance	273	322	(49)
Information technology costs	171	180	(9)
Other	309	249	60
Total general and administrative expenses	$4,871	$4,996	$(125)
General and administrative expenses were $4.9 million for the three months ended March 31, 2025, compared to $5.0 million for three months ended March 31, 2024. The decrease of $0.1 million was primarily due to a moderate decrease in professional services fees of $0.1 million.
Interest Income
Interest income was $1.0 million for the three months ended March 31, 2025, compared to $2.0 million for the three months ended March 31, 2024. This decrease in interest income was primarily a result of less cash equivalents being held in money market accounts during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest Expense
Interest expense was $1.3 million for the three months ended March 31, 2025, compared to $1.0 million for the three months ended March 31, 2024. This increase in interest expense was primarily the result of a higher effective interest rate under the K2HV Loan Agreement, compared to the effective interest rate associated with our previous term loan with PWB.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2025 consisted of $0.2 million of gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement. As we entered into the K2HV Loan Agreement during the second quarter of 2024, no similar activity existed for the three months ended March 31, 2024.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $18.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $432.7 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. Because our product candidates are in clinical development and the outcome of our efforts is uncertain, we cannot estimate the actual costs necessary to successfully complete the development and commercialization of our product candidates, or when we may achieve profitability, if at all.
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
K2HV Loan Agreement
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (which we refer to, together with any other lender from time to time, as the Lenders); K2HV, as administrative agent for the Lenders; and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The K2HV Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing; $25.0 million from the first tranche commitment and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million is available to be drawn at our option through June 30, 2025, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026 or if the third tranche is funded, May 1, 2027, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion.
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
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of March 31, 2025, we are in compliance with all covenants.
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
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering. On February 9, 2024, we filed a prospectus supplement, or the Prospectus Supplement, under our shelf registration statement for the offer and sale of shares of our common stock having an offering price of up to an additional $25.0 million in the ATM Offering. Following our filing of the Prospectus Supplement, we are entitled to offer and sell shares of our common stock with an aggregate offering price of up to $75.0 million pursuant to the Sales Agreement, subject to limitations on our ability to use Form S-3 to sell more than one-third of the aggregate market value of our public float in the trailing 12-month period, which limitations will remain in place until such time as our public float exceeds $75 million. During the three months ended March 31, 2025, we did not sell any shares of our common stock under the ATM offering.
Jazz Collaboration
As of March 31, 2025, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. There is no guarantee of when the conditions necessary to receive the milestone payments will be met, if at all.
Plan of Operation and Future Funding Requirements
As of March 31, 2025, we had cash and cash equivalents of $92.0 million. We also had restricted cash and cash equivalents of $1.2 million as of March 31, 2025. We believe that our existing cash and cash equivalents at March 31, 2025, will be sufficient to fund our operational expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties.
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

Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,948)	$(15,297)
Investing activities	—	(111)
Financing activities	—	20,259
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(18,948)	$4,851
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $18.9 million, compared to $15.3 million for the three months ended March 31, 2024. This increase of $3.7 million was primarily attributable to a decrease in revenue from our Collaboration Agreement of $0.7 million, combined with a decrease in interest income of $1.0 million and an increase in interest expense of $0.3 million. The change in net loss outlined above is also increased by a decrease of $1.8 million in non-cash charges and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $0.1 million, which represents capital expenditures of property and equipment used in our operations during the period. No such expenditures occurred during the three months ended March 31, 2025.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 primarily consisted of $20.2 million in net proceeds from our ATM Offering during the period. No such proceeds were received during the three months ended March 31, 2025.
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
Lease Agreement
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $12.7 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2024 Annual Report, which was filed with the SEC on March 11, 2025. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $18.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $432.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of March 31, 2025, we had cash and cash equivalents of $92.0 million. We expect that our cash and cash equivalents as of March 31, 2025 will allow us to complete the development of WTX-124 through dose escalation and expansion as a monotherapy or in combination with pembrolizumab and the development of WTX-330 through dose escalation and expansion as a monotherapy.
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
•general economic conditions, including inflation and the imposition of new or revised global trade tariffs; and
•the costs of operating as a public company.
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
Changes in tax laws or in their implementation or interpretation may adversely affect our business or financial condition. The Tax Cuts and Jobs Act, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, for taxable years beginning after December 31, 2020, the limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely but no longer carried back). In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022 with the passage of the Food and Drug Omnibus Reform Act of 2022, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin) has been approved and is marketed for the treatment of both metastatic renal cell carcinoma and metastatic melanoma. In addition, we are aware of numerous clinical and preclinical IL-2 molecules using different platforms being developed for oncology indications, including programs from Anaveon AG, Anwita Biosciences, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., DEKA Biosciences, Inc., Merck & Co., Inc., Medicenna Therapeutics Corp., F. Hoffmann-La Roche AG, Synthekine, Inc., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), OncoSec Medical Incorporated, Philogen S.p.A., Sonnet BioTherapeutics, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Xilio Therapeutics, Inc., and Zymeworks Inc.
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
Finally, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc., v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.
Disruptions at the FDA, and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and its Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations, and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the RIF reportedly did not specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself, because for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S.; and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and new drug applications or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
The FDA and Congress may further re-evaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra, or Catalyst, the court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, it will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently, however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
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
During the first Trump administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., E.O. 14009, Strengthening Medicaid and the Affordable Care Act, and E.O. 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.
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
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Center for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With the issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Most of these cases are now on appeal, and oral arguments took place on October 30, 2024. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard argument in an additional three cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new order repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
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

Changes in and uncertainty surrounding U.S. and international trade policies could have a material adverse impact on our business, financial condition and results of operations.
The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners, including a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, a “baseline” reciprocal tariff of 10% on all U.S. trading partners, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions), including tariffs of 145% or more on China. In response, several countries have threatened or imposed retaliatory measures. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China. As of April 30, 2025, the 10% baseline reciprocal tariff on all countries remained in effect, in addition to the higher tariffs on China, Canada and Mexico described above. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations, or CDMOs, and other service providers that operate in China.
Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Changes in U.S. and Chinese trade policies may adversely impact our business and operating results.
Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and third parties, such as pharmaceutical partners. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
In addition, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act. The Senate advanced a substantially similar bill but it did not pass. If this legislation had been enacted into law, it would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
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
As of March 31, 2025, we had 46 employees. Over the next few years, assuming we are able to raise sufficient capital, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
If in the future we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, referred to as the minimum bid price requirement. The closing bid price of our common stock has recently fallen below the $1.00 per share threshold. If the closing bid price for our common stock is below $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the minimum bid price requirement.
If we are unable to comply with the minimum bid price requirement, or any other continued listing requirement of Nasdaq, shares of our common stock could be subject to delisting, which would have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.
The price of our common stock could be subject to volatility related or unrelated to our operations.
Our stock price is likely to be volatile. For example, from January 1, 2024, until May 2, 2025, our stock price has ranged from $0.60 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
•general political and economic conditions, including the imposition of new or revised global trade tariffs; and
•other events or factors, many of which are beyond our control.
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
In the past, we have identified material weaknesses in our internal control over financial reporting. All material weaknesses previously identified have been fully remediated.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section-404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As discussed above, we have identified material weaknesses in the past which have since been remediated. However, our remediation of previous material weaknesses may not prevent any future deficiency in our internal control over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.
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

10.1*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)