Form 10-Q
period 2025-06-30
Werewolf Therapeutics, Inc.
filed 2025-08-14
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, there were 45,728,999 shares of common stock, $0.0001 par value per share, outstanding.

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
Trademarks and Trade names
We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. The service marks and trademarks that we own include the marks PREDATOR®, INDUKINE™, and INDUCER™. Other trademarks, service marks and trade names appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.
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
•Our business is highly dependent on the success of our initial INDUKINE and INDUCER molecules, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.
•Our approach to the discovery and development of product candidates based on our PREDATOR platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
•Manufacturing INDUKINE and INDUCER molecules is subject to risk since they are a novel class of multi-domain biologics that include protease cleavable linkers, and they have never been produced on a commercial scale. We may be unable to manufacture INDUKINE and INDUCER molecules at the scale needed for clinical development and commercial production on a timely basis or at all.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$77,596	$110,995
Prepaid expenses and other current assets	2,843	2,071
Total current assets	80,439	113,066
Property and equipment, net	5,490	6,322
Restricted cash and cash equivalents	895	1,220
Operating lease right of use asset	5,620	6,001
Other assets	122	320
Total assets	$92,566	$126,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,774	$3,035
Accrued expenses and other current liabilities	8,543	10,588
Operating lease liability, current	1,454	1,557
Note payable, current	2,400	—
Total current liabilities	15,171	15,180
Operating lease liability, net of current portion	8,587	9,435
Note payable, net of discount, issuance costs, and current portion	24,705	26,095
Derivative liability	2,639	2,829
Total liabilities	51,102	53,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 45,335,265 and 44,827,159 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	492,118	487,973
Accumulated deficit	(450,659)	(414,588)
Total stockholders’ equity	41,464	73,390
Total liabilities and stockholders’ equity	$92,566	$126,929
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$—	$1,143	$—	$1,885
Operating expenses:
Research and development	13,143	15,271	26,263	28,179
General and administrative	4,399	4,832	9,270	9,828
Total operating expenses	17,542	20,103	35,533	38,007
Operating loss	(17,542)	(18,960)	(35,533)	(36,122)
Other (expense) income:
Interest income	850	1,793	1,847	3,766
Interest expense	(1,301)	(1,142)	(2,564)	(2,145)
Loss on extinguishment of debt	—	(553)	—	(553)
Other income, net	11	1,613	179	1,612
Total other (expense) income	(440)	1,711	(538)	2,680
Net loss	$(17,982)	$(17,249)	$(36,071)	$(33,442)

Net loss per common share, basic	$(0.40)	$(0.40)	$(0.80)	$(0.79)
Net loss per common share, diluted	$(0.40)	$(0.43)	$(0.80)	$(0.82)
Weighted-average common shares outstanding, basic	44,981,746	43,521,406	44,904,880	42,564,342
Weighted-average common shares outstanding, diluted	44,981,746	44,043,184	44,904,880	42,825,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	44,827,159	$5	$487,973	$(414,588)	$73,390
Stock-based compensation expense	—	—	2,006	—	2,006
Net loss	—	—	—	(18,089)	(18,089)
Balance at March 31, 2025	44,827,159	5	489,979	(432,677)	57,307
Issuance of common stock from at the market offering, net of issuance costs of $255	421,766	—	305	—	305
Issuance of common stock, net	86,340	—	41	—	41
Stock-based compensation expense	—	—	1,793	—	1,793
Net loss	—	—	—	(17,982)	(17,982)
Balance at June 30, 2025	45,335,265	$5	$492,118	$(450,659)	$41,464

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
Issuance of common stock from at the market offering, net of issuance costs of $985	4,169,324	—	20,089	—	20,089
Stock-based compensation expense	—	—	2,305	—	2,305
Stock option exercises	5,999	—	12	—	12
Net loss	—	—	—	(16,193)	(16,193)
Balance at March 31, 2024	43,282,371	4	477,849	(360,266)	117,587
Issuance of common stock from at the market offering, net of issuance costs of $61	172,996	—	1,002	—	1,002
Issuance of common stock, net	246,680	—	76	—	76
Stock-based compensation expense	—	—	2,602	—	2,602
Stock option exercises	100	—	—	—	—
Net loss	—	—	—	(17,249)	(17,249)
Balance at June 30, 2024	43,702,147	$4	$481,529	$(377,515)	$104,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(36,071)	$(33,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,799	4,907
Depreciation expense	832	918
Non-cash interest expense	1,010	410
Non-cash lease expense	381	541
Loss on extinguishment of debt	—	553
Change in fair value of derivative liability	(190)	(1,609)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(574)	(145)
Other receivables	—	805
Accounts payable, accrued expenses and other liabilities	(2,348)	15
Deferred revenue	—	(1,340)
Operating lease liability	(951)	(1,087)
Net cash used in operating activities	(34,112)	(29,474)
Investing activities:
Purchases of property and equipment	—	(128)
Net cash used in investing activities	—	(128)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	347	21,124
Proceeds from drawdown of term loans	—	30,000
Payment of debt issuance costs	—	(673)
Repayment of term loan	—	(40,000)
Proceeds from issuances under Employee Stock Purchase Plan	41	76
Proceeds from stock option exercises	—	12
Net cash provided by financing activities	388	10,539
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(33,724)	(19,063)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	112,215	155,577
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$78,491	$136,514

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$77,596	$135,303
Restricted cash and cash equivalents	895	1,211
Total cash, cash equivalents and restricted cash and cash equivalents	$78,491	$136,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,562	$1,788
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs in accounts payable and accrued expenses	$126	$69
Fair value of derivative liability issued with term loan	$—	$4,450
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
We had cash and cash equivalents of $77.6 million at June 30, 2025. We expect that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements in this Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. We expect to finance our future cash needs through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. There is no guarantee that additional financing will be available to us on acceptable terms, or at all. If we fail to raise capital as and when needed, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or seek to merge with or to be acquired by another company.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 (the “2024 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, is unaudited. The December 31, 2024 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the 2024 Annual Report. Other than as set forth below there have been no material changes in our significant accounting policies during the six months ended June 30, 2025.
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
In June 2024, we executed a transfer agreement (the “Transfer Agreement”) to assign our rights in a development agreement with a contract manufacturer of our interferon alpha INDUKINE molecule JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, all remaining deferred revenue related to the Collaboration Agreement had been recognized upon execution of the Transfer Agreement. Revenue recognized during the six months ended June 30, 2024 includes $1.3 million of revenue that was included in deferred revenue as of December 31, 2023.
At the end of each reporting period, we re-evaluate our estimate of the transaction price associated with the Collaboration Agreement and determine if variable consideration previously excluded from the transaction should be included in the transaction price based on changes in circumstances, if any. During the six months ended June 30, 2025 and 2024, we did not recognize any adjustments to the transaction price associated with variable consideration previously excluded from the transaction price. As of June 30, 2025, we have not received any royalty payments under the Collaboration Agreement.
4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 6, Term Loan) on our condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$72,096	$—	$—	$72,096
Total assets	$72,096	$—	$—	$72,096

Liabilities:
Derivative liability	$—	$—	$2,639	$2,639
Total liabilities	$—	$—	$2,639	$2,639
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$105,526	$—	$—	$105,526
Total assets	$105,526	$—	$—	$105,526

Liabilities:
Derivative liability	$—	$—	$2,829	$2,829
Total liabilities	$—	$—	$2,829	$2,829
There were no changes in valuation techniques used during the three or six months ended June 30, 2025.
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
The following table reconciles the change in fair value of the derivative liability based on Level 3 inputs:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance at beginning of period	$2,829	$—
Fair value of derivative liability at issuance of term loan	—	4,450
Change in fair value	(190)	(1,609)
Balance at end of period	$2,639	$2,841

The change in fair value of the derivative liability is included in other income, net in the accompanying condensed consolidated statements of operations. We recognized a nominal gain on the change in fair value of the derivative liability during the three months ended June 30, 2025 and a gain of $1.6 million during the three months ended June 30, 2024. We recognized gains of $0.2 million and $1.6 million related to the change in fair value of the derivative liability during the six months ended June 30, 2025 and 2024, respectively.
The fair value of the derivative liability in the term loan was estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the derivative liability in the term loan as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Stock Price	$1.09	$1.48
Volatility	104.0%	103.0%
Risk-free rate (continuous)	3.7%	4.2%
Expected term (in years)	0.50	0.58
Dividend yield (continuous)	—%	—%
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Contract research	$2,923	$820
Manufacturing	2,346	4,783
Employee compensation and benefits	2,163	3,616
Professional fees	671	747
Accrued interest	258	266
Other	182	356
Total accrued expenses and other current liabilities	$8,543	$10,588
6. Term Loan
PWB Loan Agreement
In April 2022, we entered into a Loan Agreement (the “PWB Loan Agreement”) with Pacific Western Bank (“PWB”), and subsequently drew down an aggregate of $40.0 million in term loans. The term loans accrued interest on the outstanding daily balance at a floating annual rate equal to greater of (i) 0.5% above the prime rate then in effect or (ii) 4.5%. If the prime rate changed throughout the term, the interest rate would have been adjusted effective on the date of the prime rate change. All interest chargeable under the PWB Loan Agreement was computed on a 360-day year for the actual number of days elapsed, with interest payable monthly. We recognized interest expense related to the PWB Loan Agreement of $0.3 million and $1.3 million during the three and six months ended June 30, 2024.
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
K2HV Loan Agreement
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (together with any other lender from time to time, the “Lenders”); K2HV, as administrative agent for the Lenders; and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The K2HV Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing; $25.0 million from the first tranche commitment and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million was available to be drawn at our option through June 30, 2025, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. Our ability to draw upon the third tranche commitment expired on June 30, 2025 without being drawn upon. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months followed by interest and equal principal payments each month thereafter through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We are obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee is being accreted to interest expense using the effective interest method over the life of the debt.
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
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of June 30, 2025, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with the fair value of the embedded derivative of $4.5 million at inception of the K2HV Loan Agreement, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method. As of June 30, 2025, the fair value of the term loan was estimated to be approximately $28.3 million. The fair value was measured using a discounted cash flow analysis, specifically the yield method, which requires the use of Level 3 inputs in the fair value hierarchy.
The outstanding term loans payable consists of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Note payable	$30,000	$30,000
Unamortized debt discount and issuance costs	(2,895)	(3,905)
Net carrying amount of note payable	27,105	26,095
Less: current portion of note payable	(2,400)	—
Note payable, net, less current portion	$24,705	$26,095

The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$781	$515	$1,554	$515
Amortization of debt discount and accretion of Final Fee (8.94%)	520	285	1,010	285
Total interest expense on effective rate (19.24%)	$1,301	$800	$2,564	$800
The following table presents the total principal payments and Final Fee scheduled to become due during each of the years ended December 31 (in thousands):

2025 (remaining as of June 30, 2025)	$—
2026	9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085
7. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of June 30, 2025, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering (the “Prospectus”). As a result of becoming subject to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), we may offer and sell shares of our common stock with an aggregate offering price of up to $12.5 million in the ATM Offering. As of June 30, 2025, we remain subject to the Baby Shelf Limitation. During the six months ended June 30, 2025, we sold 421,766 shares of our common stock at an average price of $1.33 per share for net proceeds of $0.3 million after deducting sales commissions and offering expenses. During the six months ended June 30, 2024, we sold 4,342,320 shares of our common stock at an average price of $5.11 per share for net proceeds of $21.1 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of June 30, 2025	As of December 31, 2024
Shares reserved for exercises of outstanding stock options	10,461,702	7,634,937
Shares reserved for exercises of warrants	—	58,904
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	617,546	433,264
Shares reserved for issuance under the 2021 Stock Incentive Plan	1,536,233	1,919,921
Shares reserved for issuance as part of the K2HV Loan Agreement conversion feature	791,364	791,364
Total shares reserved for future issuance	13,406,845	10,838,390
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2025, no shares of preferred stock were issued or outstanding.

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
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of June 30, 2025, a cumulative total of 7,152,859 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the six months ended June 30, 2025 and 2024, 39,853 shares and 35,180 shares of our common stock, respectively, were purchased by participants of the 2021 ESPP.
Inducement Stock Option Awards
We may grant inducement equity awards in the form of non-qualified stock options to purchase shares of our common stock to newly hired employees pursuant to Nasdaq Listing Rule 5635(c)(4) (“Inducement Awards”). During the six months ended June 30, 2025 we granted 201,720 Inducement Awards. No Inducement Awards were granted during the six months ended June 30, 2024. The valuation assumptions and activity associated with Inducement Awards are included in the stock option activity described below.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$973	$1,516	$2,028	$2,698
General and administrative	820	1,086	1,771	2,209
Total stock-based compensation	$1,793	$2,602	$3,799	$4,907

RSU Activity
We have granted RSUs to our employees under the 2021 Plan. As of December 31, 2024, all RSUs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSUs were granted during the six months ended June 30, 2025. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSUs as of June 30, 2025. The aggregate fair value of RSUs that vested during the three and six months ended June 30, 2024, was $0.7 million based upon the fair value of the stock underlying the RSUs on the day of vesting.
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.5%	4.4%	4.0%
Expected term (in years)	5.8	5.5	5.9	6.0
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	95.2%	92.6%	95.3%	92.6%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2025 and 2024 was $0.82 and $3.68 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $1.17 and $3.60 per share, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	7,634,937	$6.24
Granted	3,274,291	$1.50
Exercised	—	$—
Cancelled	(447,526)	$5.21
Outstanding at June 30, 2025	10,461,702	$4.80	7.62	$—
Exercisable at June 30, 2025	5,717,159	$6.70	6.43	$—
No stock options were exercised during the three and six months ended June 30, 2025. The aggregate intrinsic fair value of stock options exercised during the three and six months ended June 30, 2024 was nominal for each period.
As of June 30, 2025, we had unrecognized stock-based compensation expense related to unvested stock options of $8.2 million, which we expect to recognize over a weighted-average period of approximately 2.2 years.
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
10. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, unvested RSAs, unvested RSUs, the conversion option derivative under the K2HV Loan Agreement, and warrants to purchase common stock are considered to be potentially dilutive securities; however, the following amounts were excluded from the weighted-average common stock outstanding in the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	June 30,
	2025	2024
Outstanding stock options	10,461,702	7,510,033
Unvested RSUs	—	150,000
Warrants to purchase common stock	—	58,904
Common stock to be issued under the 2021 ESPP	70,602	36,767
Total	10,532,304	7,755,704
As described below, the conversion option derivative under the K2HV Loan Agreement was determined to be dilutive for the three and six months ended June 30, 2024. However, the effect of the conversion option derivative would have been anti-dilutive for the three and six months ended June 30, 2025. Accordingly, we have excluded 791,364 shares of common stock equivalents that are available to be issued in conjunction with the conversion option derivative from the calculation of diluted net loss attributable to common stockholders per share for the three and six months ended June 30, 2025.
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. We considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or anti-dilutive. We made such determination in sequence from the most dilutive to the least dilutive and concluded that the conversion option derivative under the K2HV Loan Agreement is dilutive to net loss per share for the three and six months ended June 30, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, we applied the if-converted method to determine the effect of the conversion option derivative under the K2HV Loan Agreement on the diluted earnings per share calculations. Pursuant to such method, we adjusted the numerator for the gain recognized during the period in net loss from the conversion option derivative under the K2HV Loan Agreement and increased the denominator to include the number of additional shares of common stock that would have been outstanding if the conversion option derivative under the K2HV Loan Agreement were converted as of the beginning the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(17,982)	$(17,249)	$(36,071)	$(33,442)
Less: change in fair value of derivative liability	—	(1,609)	—	(1,609)
Plus: interest expense on converted term loan	—	120	—	120
Adjusted net loss	$(17,982)	$(18,738)	$(36,071)	$(34,931)
Denominator
Weighted-average common stock outstanding, basic	44,981,746	43,521,406	44,904,880	42,564,342
Dilutive effect of common stock issuable from assumed conversion of convertible term loan	—	521,778	—	260,889
Weighted-average common stock outstanding, diluted	44,981,746	44,043,184	44,904,880	42,825,231
Net loss per share
Basic	$(0.40)	$(0.40)	$(0.80)	$(0.79)
Diluted	$(0.40)	$(0.43)	$(0.80)	$(0.82)
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
The following is a summary of our segment and consolidated net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Collaboration revenue	$—	$1,143	$—	$1,885
Less:
Clinical development	5,710	5,684	10,039	8,412
General and administrative support	3,486	3,621	7,309	7,360
Research and discovery	3,537	3,270	6,856	7,545
Manufacturing	2,610	4,472	6,698	8,865
Other segment expenses(a)	2,199	3,056	4,631	5,825

Interest income	850	1,793	1,847	3,766
Interest expense	(1,301)	(1,142)	(2,564)	(2,145)
Loss on extinguishment of debt	—	(553)	—	(553)
Other income, net	11	1,613	179	1,612
Segment and consolidated net loss	$(17,982)	$(17,249)	$(36,071)	$(33,442)
(a) Other segment expenses includes non-cash expenses for stock-based compensation and depreciation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report, that was filed with the United States Securities and Exchange Commission, or SEC, on March 11, 2025. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer and other immune-mediated conditions. We are leveraging our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE and INDUCER molecules, are intended to activate selectively in the tumor microenvironment, or TME. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types.
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion, initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial. All expansion arms are actively enrolling patients in the ongoing Phase 1/1b clinical trial at a recommended dose of 18 mg administered intravenously every two weeks. During the second half of 2025, we plan to present interim data from the monotherapy and combination expansion arms, including tolerability, response rate, and durability, and to engage with regulatory authorities to discuss potential registrational pathways for WTX-124, including strategies for accelerated approval.
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
We continue to build our PREDATOR platform to generate a pipeline of innovative therapeutics that cover a diversity of immune stimulating mechanisms with the potential to address significant unmet medical need in therapeutic areas including new immuno-oncology, autoimmune, and inflammatory diseases. Our PREDATOR platform consists of our protein engineering technologies and our know-how, which we use to generate INDUKINE and INDUCER molecules with multiple functional domains rationally engineered into a single protein to achieve the desired pharmaceutical profile. Each of our lead INDUKINE and INDUCER molecules consists of four components: an immunomodulating agent (cytokine or T cell engager), an inactivation domain, a half-life extension domain, and a proprietary protease-cleavable linker. Our INDUKINE molecules contain cytokines that modulate the immune system within a disease-specific tissue, with full potency and functionality observed in preclinical studies. Our INDUCER molecules contain potent T cell engager molecules that redirect T cells to tumor cells via tumor associated antigens, resulting in T cell dependent killing of tumor cells. The inactivation domain physically blocks the immunomodulating payload in non-diseased tissues throughout the body, or the periphery, preventing the payload from being active until the inactivation domain is removed by protease cleavage in the disease-specific tissue, resulting in an active immunomodulating agent (cytokine or T cell engager). The half-life extension domain enables high systemic and disease-specific tissue exposure for the INDUKINE or INDUCER molecule prior to its cleavage in the disease-specific tissue. After tissue specific cleavage, the half-life extension domain is removed, and the payload is released to modulate the activity of immune cells. We select the proprietary protease-cleavable linker to enable conditional release of the immunomodulating agent of the INDUKINE or INDUCER molecule within disease-specific tissue. This selection is based on our extensive screening in preclinical studies to identify protease-cleavable linkers that are efficiently cleaved by a broad array of disease-specific tissues (e.g., human tumor tissues) with minimal cleavage in non-diseased tissues.
We continue to further the development of our INDUKINE preclinical product candidates, WTX-712, WTX-518, and WTX-921. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. In April 2024, we presented preclinical data for WTX-712 at the American Association for Cancer Research, or AACR, Annual Meeting demonstrating that WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME. WTX-518 is a systemically delivered, conditionally activated Interleukin-18 (IL-18) INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity. In April 2024, we also presented preclinical data for WTX-518 at the AACR Annual Meeting demonstrating that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation. WTX-921 is a systemically delivered, conditionally activated Interleukin-10 (IL-10) INDUKINE molecule for treatment of inflammatory bowel disease, or IBD, and potentially other inflammatory diseases.
We are also utilizing this PREDATOR platform know-how and expertise to develop conditionally activated immune cell engagers, such as T cell engagers. T cell engagers are typically bispecific antibodies that redirect immune cells to cancer cells via engagement with tumor associated cell surface antigens, leading to immune cell mediated killing of the cancer cells. We call our T cell engager molecules INDUCER molecules and have provided initial preclinical data for our proprietary INDUCER T cell engager molecules demonstrating that our PREDATOR masking technology silenced peripheral activity and prevented cytokine release. We have nominated our first INDUCER development candidate, WTX-1011, targeting Six-Transmembrane Epithelial Antigen of the Prostate 1 (STEAP1). STEAP1 has limited expression in normal tissues but is overexpressed in prostate tumors. This makes it an attractive target for T cell engager therapy, but existing anti-STEAP1 T-cell engager therapies are still associated with notable toxicities in the periphery such as cytokine release. Preclinical data has demonstrated that the masking technology in Werewolf’s WTX-1011 INDUCER molecule has successfully silenced peripheral activity and prevented cytokine release, providing an expanded therapeutic window.
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
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. Revenue from the transaction price for the Collaboration Agreement was recognized based on a cost-to-cost input method and included upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the six months ended June 30, 2025, we re-evaluated this assessment as it pertains to any milestones that continue to be excluded from the transaction price, and concluded no adjustment to the transaction price associated with variable consideration previously excluded from the transaction price should be recognized. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement, and all remaining deferred revenue related to the Collaboration Agreement was recognized upon execution of the Transfer Agreement. Accordingly, we recognized no revenue related to the Collaboration Agreement during the six months ended June 30, 2025.
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
Our external development costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
WTX-124	$4,573	$4,338	$9,368	$6,145
WTX-330	1,758	3,891	3,212	7,929
WTX-712	17	368	104	574
WTX-921	31	—	40	—
WTX-518	1	169	2	183
JZP898	—	200	—	524
Pre-development candidates	1,063	262	1,644	510
Total external development costs	$7,443	$9,228	$14,370	$15,865
Research and development activities are central to our business model. We expect that our research and development expenses will continue to be substantial for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330, continue preclinical development of WTX-712 and WTX-518, begin preclinical development of WTX-1011, and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 were generally reimbursed by Jazz until we completed all material performance obligations in June 2024.
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
We expect that our general and administrative expenses will fluctuate in the future based on the operating needs of our business, including the general and administrative resources needed to support our research, development and manufacturing activities.
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
Other Income, Net
Other income, net primarily consists of the unrealized gain or loss recognized on the change in the fair value of the derivative liability associated with the K2HV Loan Agreement.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations:

	Three Months Ended June 30,		$ Change
	2025	2024
	(in thousands)
Revenue:
Collaboration revenue	$—	$1,143	$(1,143)
Operating expenses:
Research and development	13,143	15,271	(2,128)
General and administrative	4,399	4,832	(433)
Total operating expenses	17,542	20,103	(2,561)
Operating loss	(17,542)	(18,960)	1,418
Other (expense) income:
Interest income	850	1,793	(943)
Interest expense	(1,301)	(1,142)	(159)
Loss on extinguishment of debt	—	(553)	553
Other income, net	11	1,613	(1,602)
Total other (expense) income	(440)	1,711	(2,151)
Net loss	$(17,982)	$(17,249)	$(733)
Revenue
No revenue was recognized during the three months ended June 30, 2025. Following the execution of the Transfer Agreement with Jazz in June 2024, the only significant sources of revenue expected to be generated from the Collaboration Agreement are the remaining development and regulatory and sales-based milestones. Based on our assessment that there continues to be a high level of uncertainty of achieving these milestones, no revenue from the remaining milestones has been recognized during the three months ended June 30, 2025. Comparatively, we recognized $1.1 million during the three months ended June 30, 2024 related to the Collaboration Agreement with Jazz prior to the execution of the Transfer Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended June 30,		$ Change
	2025	2024
	(in thousands)
Clinical trial costs	$4,201	$4,566	$(365)
Personnel	3,750	4,295	(545)
Manufacturing	2,052	3,899	(1,847)
Contract research organization	1,190	763	427
Lab consumables	1,045	735	310
Facility costs	776	771	5
Other	129	242	(113)
Total research and development expenses	$13,143	$15,271	$(2,128)
Research and development expenses for the three months ended June 30, 2025 were $13.1 million compared to $15.3 million for the three months ended June 30, 2024. The decrease of $2.1 million was primarily due to:
•$0.4 million of decreased clinical trial costs driven primarily by a decrease in costs associated with the Phase 1/1b clinical trial for WTX-124, which incurred higher patient and site monitoring costs during three months ended June 30, 2024 compared to the three months ended June 30, 2025;
•$0.5 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees; and
•$1.8 million of decreased manufacturing costs driven primarily by a decrease in costs associated with WTX-330, which were higher during the three months ended June 30, 2024 in preparation for our Phase 1b/2 clinical trial for WTX-330 that was initiated during the first quarter of 2025.
These decreases were partially offset by:
•$0.4 million of increased contract research organization costs and $0.3 million of increased lab consumables, both driven primarily by costs associated with furthering the development of our preclinical candidates.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended June 30,		$ Change
	2025	2024
	(in thousands)
Personnel	$2,095	$2,429	$(334)
Professional services	1,325	1,308	17
Facility costs	326	313	13
Corporate insurance	264	277	(13)
Information technology costs	196	227	(31)
Other	193	278	(85)
Total general and administrative expenses	$4,399	$4,832	$(433)
General and administrative expenses were $4.4 million for the three months ended June 30, 2025 compared to $4.8 million for three months ended June 30, 2024. The decrease of $0.4 million was primarily due to a decrease in personnel costs of $0.3 million driven primarily by the timing and valuation of stock-based awards granted to employees.

Interest Income
Interest income was $0.9 million for the three months ended June 30, 2025 compared to $1.8 million for the three months ended June 30, 2024. This decrease in interest income was primarily a result of lower balances in money market accounts during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest Expense
Interest expense was $1.3 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024. This increase in interest expense was primarily the result of a higher effective interest rate under the K2HV Loan Agreement, compared to the effective interest rate associated with our previous term loan with PWB.
Loss on Extinguishment of Debt
The extinguishment of the PWB term loan resulted in a one-time loss of $0.6 million for the three months ended June 30, 2024. As no corresponding finance activity occurred for the three months ended June 30, 2025, we did not incur any gain or loss on a debt extinguishment during the current period.
Other Income, Net
Other income, net for the three months ended June 30, 2025 and 2024 primarily consists of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement during each period.
Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations:

	Six Months Ended June 30,		$ Change
	2025	2024
	(in thousands)
Revenue:
Collaboration revenue	$—	$1,885	$(1,885)
Operating expenses:
Research and development	26,263	28,179	(1,916)
General and administrative	9,270	9,828	(558)
Total operating expenses	35,533	38,007	(2,474)
Operating loss	(35,533)	(36,122)	589
Other (expense) income:
Interest income	1,847	3,766	(1,919)
Interest expense	(2,564)	(2,145)	(419)
Loss on extinguishment of debt	—	(553)	553
Other income, net	179	1,612	(1,433)
Total other (expense) income	(538)	2,680	(3,218)
Net loss	$(36,071)	$(33,442)	$(2,629)
Revenue
No revenue was recognized during the six months ended June 30, 2025. Following the execution of the Transfer Agreement with Jazz in June 2024, the only significant sources of revenue expected to be generated from the Collaboration Agreement are the remaining development and regulatory and sales-based milestones. Based on our assessment that there continues to be a high level of uncertainty of achieving these milestones, no revenue from the remaining milestones has been recognized during the six months ended June 30, 2025. Comparatively, we recognized $1.9 million during the six months ended June 30, 2024 related to the Collaboration Agreement with Jazz prior to the execution of the Transfer Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses:

	Six Months Ended June 30,		$ Change
	2025	2024
	(in thousands)
Personnel	$8,081	$8,765	$(684)
Clinical trial costs	6,993	6,335	658
Manufacturing	5,515	7,708	(2,193)
Lab consumables	1,987	1,486	501
Contract research organization	1,862	1,822	40
Facility costs	1,581	1,664	(83)
Other	244	399	(155)
Total research and development expenses	$26,263	$28,179	$(1,916)
Research and development expenses for the six months ended June 30, 2025 were $26.3 million compared to $28.2 million for the six months ended June 30, 2024. The decrease of $1.9 million was primarily due to:
•$0.7 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees; and
•$2.2 million of decreased manufacturing costs, driven by a decrease of costs associated with WTX-330 and JZP898 of $4.7 million and $0.5 million, respectively. Costs associated with WTX-330 were higher during the six months ended June 30, 2024 in preparation for our Phase 1b/2 clinical trial for WTX-330 that was initiated during the first quarter of 2025, and costs associated with JZP898 were higher during the six months ended June 30, 2024 prior to the execution of the Transfer Agreement with Jazz. These decreases were partially offset by an increase in costs associated with WTX-124 of $3.2 million due to our manufacturing efforts to continue to support our ongoing Phase 1/1b clinical trial for WTX-124.
These decreases were partially offset by:
•$0.7 million of increased clinical trial costs, driven by costs associated with the continued enrollment in our ongoing Phase 1/1b clinical trial for WTX-124 and the initiation of our Phase 1b/2 clinical trial for WTX-330; and
•$0.5 million of increased lab consumables for supplies procured in our efforts to further the development of our preclinical candidates.

General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Six Months Ended June 30,		$ Change
	2025	2024
	(in thousands)
Personnel	$4,745	$5,028	$(283)
Professional services	2,462	2,571	(109)
Facilities	657	696	(39)
Corporate insurance	537	599	(62)
Information technology costs	367	407	(40)
Other	502	527	(25)
Total general and administrative expenses	$9,270	$9,828	$(558)
General and administrative expenses were $9.3 million for the six months ended June 30, 2025 compared to $9.8 million for the six months ended June 30, 2024. The decrease of $0.6 million was due to moderate decreases across all general and administrative expenses, including a decrease in personnel costs of $0.3 million driven primarily by the timing and valuation of stock-based awards granted to employees.
Interest Income
Interest income was $1.8 million for the six months ended June 30, 2025 compared to $3.8 million for the six months ended June 30, 2024. This decrease in interest income was primarily a result of lower balances in money market accounts during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest Expense
Interest expense was $2.6 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024. This increase in interest expense was primarily the result of a higher effective interest rate under the K2HV Loan Agreement, compared to the effective interest rate associated with our previous term loan with PWB.
Loss on Extinguishment of Debt
The extinguishment of the PWB term loan resulted in a one-time loss of $0.6 million for the six months ended June 30, 2024. As no corresponding finance activity occurred for the six months ended June 30, 2025, we did not incur any gain or loss on a debt extinguishment during the current period.
Other Income, Net
Other income, net for the six months ended June 30, 2025 and 2024 primarily consists of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement during each period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $18.0 million and $36.1 million the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $450.7 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. Because our product candidates are in clinical development and the outcome of our efforts is uncertain, we cannot estimate the actual costs necessary to successfully complete the development and commercialization of our product candidates, or when we may achieve profitability, if at all.
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
K2HV Loan Agreement
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (which we refer to, together with any other lender from time to time, as the Lenders); K2HV, as administrative agent for the Lenders; and Ankura Trust Company, LLC, as collateral trustee for the Lenders. The K2HV Loan Agreement provides up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing; $25.0 million from the first tranche commitment and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million was available to be drawn at our option through June 30, 2025, subject to the achievement, as determined by the administrative agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. Our ability to draw upon the third tranche commitment expired on June 30, 2025 without being drawn upon. A fourth tranche commitment of up to $20.0 million is available to be drawn down at our option through May 1, 2026, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion.
The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months followed by interest and equal principal payments each month thereafter through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We are obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee is being accreted to interest expense using the effective interest method over the life of the debt.
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

As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of June 30, 2025, we are in compliance with all covenants.
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
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering, or the Prospectus. As a result of becoming subject to General Instruction I.B.6 of Form S-3, which is referred to as the Baby Shelf Limitation, we are entitled to offer and sell shares of our common stock with an aggregate offering price of up to $12.5 million in the ATM Offering. As of June 30, 2025, we remain subject to the Baby Shelf Limitation. During the six months ended June 30, 2025, we sold 421,766 shares of our common stock at an average price of $1.33 per share for net proceeds of $0.3 million after deducting sales commissions and offering expenses.
Jazz Collaboration
As of June 30, 2025, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. There is no guarantee of when the conditions necessary to receive the milestone payments will be met, if at all.
Plan of Operation and Future Funding Requirements
As of June 30, 2025, we had cash and cash equivalents of $77.6 million. We also had restricted cash and cash equivalents of $0.9 million as of June 30, 2025. We believe that our existing cash and cash equivalents at June 30, 2025, will be sufficient to fund our operational expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties.
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity may result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(34,112)	$(29,474)
Investing activities	—	(128)
Financing activities	388	10,539
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(33,724)	$(19,063)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $34.1 million compared to $29.5 million for the six months ended June 30, 2024. The increase in cash used for operating activities of $4.6 million is driven by several factors, including a decrease in interest income recognized during the six months ended June 30, 2025 of $1.9 million compared to the six months ended June 30, 2024. Additionally, we recognized no collaboration revenue during the six months ended June 30, 2025 following the execution of the Transfer Agreement in June 2024; a decrease of $0.5 million from the collaboration revenue recognized during the six months ended June 30, 2024, net of the change in deferred revenue for the same period. Finally, the cash used to pay down our current operating liabilities increased by $2.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to higher operating costs towards the end of 2024 and leading into the first quarter of 2025.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million, which represents capital expenditures of property and equipment used in our operations during the period. No such expenditures occurred during the six months ended June 30, 2025.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $0.4 million, compared to the $10.5 million for the six months ended June 30, 2024. Net proceeds from our ATM Offering were significantly higher for the six months ended June 30, 2024 due to significantly higher transaction volume combined with a higher average price per share of our common stock sold, which resulted in $21.1 million in net proceeds from our ATM Offering during the six months ended June 30, 2024. These proceeds were partially offset by the repayment of all amounts outstanding under the PWB Loan Agreement, which resulted in the repayment of $10.7 million in term loans, net of proceeds and debt issuance costs from the K2HV Loan Agreement.
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
Lease Agreement
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $12.1 million.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2024 Annual Report, which was filed with the SEC on March 11, 2025. During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $18.0 million for the three months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $450.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of June 30, 2025, we had cash and cash equivalents of $77.6 million. Our cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on attractive terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
In July 2025, the One Big Beautiful Bill Act, or the OBBBA, which implements certain U.S. tax law changes that may impact our business, was enacted into law. The OBBBA modified and made permanent several provisions of the TCJA, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100% bonus depreciation for capital assets. The effects of the OBBBA on our business and the healthcare industry in general are not yet known.
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
We are early in our development efforts and have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE and INDUCER molecules by leveraging our PREDATOR platform. Our lead product candidates are in the early stages of clinical trial development. Additionally, we have a portfolio of programs that are in even earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Our business is highly dependent on the success of our initial INDUKINE and INDUCER molecules, which are in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.
Our business and future success is highly dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial INDUKINE and INDUCER molecules, including our most advanced product candidates, WTX-124 and WTX-330.
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
The success of our business depends primarily upon our ability to discover, develop and commercialize products based on our novel PREDATOR platform. While we have had favorable preclinical study results related to WTX-124 and WTX-330, both of which we are developing by leveraging our PREDATOR platform, and have announced favorable early-stage clinical trial results related to WTX-124 and WTX-330, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. We have no assurance that our PREDATOR platform will be able to produce product candidates that will successfully progress from preclinical studies into clinical development and ultimately marketing approval. We have invested substantially all of our efforts and financial resources in building our PREDATOR platform and developing our initial INDUKINE and INDUCER molecules by leveraging our PREDATOR platform, and our future success is highly dependent on the continued successful development of our platform and product candidates that we develop by leveraging our platform. Because all of our product candidates are based upon our PREDATOR platform, any development problems we may experience in the future related to any of our product candidates has the potential to impact the development of our other product candidates and any such development problems have the potential to cause significant delays or unanticipated costs and may ultimately not be able to be solved.
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
Manufacturing INDUKINE and INDUCER molecules is subject to risk since they are a novel class of multi-domain biologics that include protease cleavable linkers, and they have never been produced on a commercial scale. We may be unable to manufacture INDUKINE or INDUCER molecules at the scale needed for late-stage clinical development and commercial production on a timely basis or at all, which would adversely affect our ability to conduct clinical trials and seek regulatory approvals or commercialize our programs, which would have an adverse effect on our business.
The manufacturing cell line currently in use, and any future cell line that may be used, to manufacture multi-domain proteins that include our protease cleavable linkers presents a risk that unintended proteolysis may occur during the manufacture of INDUKINE or INDUCER molecules and that undesired fragments may not be able to be sufficiently removed by the purification process. The novel multi-domain composition of INDUKINE and INDUCER molecules may present a risk due to their complexity and challenges inherent to the manufacture of biologics. As a result, the risk of delays or failure in the manufacture of our INDUKINE and INDUCER molecules is high. Additionally, each INDUKINE and INDUCER molecule that we may develop is unique, from a manufacturing perspective, so any learnings from the manufacture of other INDUKINE or INDUCER molecules may not apply to the manufacture of new INDUKINE or INDUCER molecules. Before commencing clinical trials for new product candidates, the manufactured INDUKINE and INDUCER molecules must complete extensive analytical testing and be qualified for use in human studies. We cannot be certain of the timely completion or outcome of our analytical testing and suitability for human studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical material or if the outcome of our analytical testing will ultimately support the further development of future programs or clinical trials. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any future clinical programs on the timelines we expect, if at all, and we cannot be sure that the submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing future clinical trials to begin. In addition, we cannot be certain that we will be able to produce product candidates at the scale required for our clinical trials and, for any approved products, commercial production on a timely basis or at all, which could also have an adverse effect on our business.
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
Our lead product candidate, WTX-124, if approved, may face competition from other Interleukin-2, or IL-2, based cancer therapies. Proleukin (aldesleukin) has been approved and is marketed for the treatment of both metastatic renal cell carcinoma and metastatic melanoma. In addition, we are aware of numerous clinical and preclinical IL-2 molecules using different platforms being developed for oncology indications, including programs from Anaveon AG, Anwita Biosciences, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience, Inc., BioNTech SE, Cue Biopharma, Inc., DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Merck & Co., Inc., Medicenna Therapeutics Corp., F. Hoffmann-La Roche AG, Synthekine, Inc., Teva Pharmaceutical Industries Ltd., and Xilio Therapeutics, Inc.
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., IMUNON, Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), OncoSec Medical Incorporated, PDS Biotechnology, Philogen S.p.A., Sonnet BioTherapeutics, Inc., Strand Therapeutics Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Xilio Therapeutics, Inc., and Zymeworks Inc.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921, WTX-1011, or another product candidate we develop in the future is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921, WTX-1011, and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE and INDUCER constructs we may not be able to obtain intellectual property to broad INDUKINE or INDUCER polypeptides or engineered INDUKINE or INDUCER constructs.
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
We have obtained granted patents in the United States that we consider to be important for certain of our product candidates, however, we may have less robust intellectual property rights outside the United States, and, in particular, we may not be able to pursue generic coverage of our PREDATOR platform or of our INDUKINE or INDUCER molecules outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Most of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.
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
Under the current presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. In particular, as in recent preceding presidential administrations, drug pricing and reimbursement reform is a focus of reform efforts. Other healthcare reform efforts or other actions under the current presidential administration may adversely affect the development of new drug therapies, access to healthcare coverage or the funding of healthcare benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the OBBBA, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace will increase the number of uninsured by 16 million by 2034.
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

The OBBBA eliminated certain provisions of the IRA, and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
The effects of the IRA on our business and the healthcare industry in general are not yet known. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security...including by suppressing the price of pharmaceutical products below fair market value in foreign countries.”
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-

affiliated hospitals, universities and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners, including China, Mexico, Canada, India and most of Europe. In response, several countries have threatened or imposed retaliatory measures. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations, or CDMOs, and other service providers that operate in China.
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
As of June 30, 2025, we had 46 employees. Over the next few years, assuming we are able to raise sufficient capital, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, referred to as the minimum bid price requirement. On May 13, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that we had failed to meet the bid price requirement. Subsequently, the closing bid price of our common stock was at least $1.00 per share for a minimum of 10 consecutive business days, and we received written notification that we had regained compliance with the minimum bid requirement.
However, if, in the future, we are unable to comply with the minimum bid price requirement again, or comply with any other continued listing requirement of Nasdaq, shares of our common stock could be subject to delisting, which would have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.
The price of our common stock could be subject to volatility related or unrelated to our operations.
Our stock price is likely to be volatile. For example, from January 1, 2024, until August 8, 2025, our stock price has ranged from $0.60 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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

3.2
Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2025).

10.1
Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 8, 2025).

10.2*+	Employment Agreement dated as of April 3, 2025, by and between the Registrant and Steven Bloom.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: August 14, 2025	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)