Form 10-Q
period 2025-09-30
Werewolf Therapeutics, Inc.
filed 2025-11-04
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, there were 48,540,200 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to continue as a going concern;
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
Risk Factor Summary
Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report. These risks include, but are not limited to, the following:
•We believe there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these condensed consolidated financial statements are issued in this Form 10-Q. We are currently evaluating strategies to raise additional capital, however, there can be no assurances that we will be successful in mitigating the conditions which raise substantial doubt about our ability to continue as a going concern in the near term, if at all.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$65,711	$110,995
Prepaid expenses and other current assets	2,462	2,071
Total current assets	68,173	113,066
Property and equipment, net	5,088	6,322
Restricted cash and cash equivalents	898	1,220
Operating lease right of use asset	5,422	6,001
Other assets	46	320
Total assets	$79,627	$126,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,078	$3,035
Accrued expenses and other current liabilities	9,021	10,588
Operating lease liability, current	1,504	1,557
Note payable, current	6,000	—
Total current liabilities	17,603	15,180
Operating lease liability, net of current portion	8,140	9,435
Note payable, net of discount, issuance costs, and current portion	21,656	26,095
Derivative liability	2,614	2,829
Total liabilities	50,013	53,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 47,273,685 and 44,827,159 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	496,638	487,973
Accumulated deficit	(467,029)	(414,588)
Total stockholders’ equity	29,614	73,390
Total liabilities and stockholders’ equity	$79,627	$126,929
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$—	$—	$—	$1,885
Operating expenses:
Research and development	11,634	12,528	37,897	40,707
General and administrative	4,092	4,596	13,362	14,424
Total operating expenses	15,726	17,124	51,259	55,131
Operating loss	(15,726)	(17,124)	(51,259)	(53,246)
Other (expense) income:
Interest income	697	1,598	2,544	5,364
Interest expense	(1,341)	(1,244)	(3,905)	(3,389)
Loss on extinguishment of debt	—	—	—	(553)
Other income, net	—	97	179	1,709
Total other (expense) income	(644)	451	(1,182)	3,131
Net loss	$(16,370)	$(16,673)	$(52,441)	$(50,115)

Net loss per common share, basic	$(0.36)	$(0.38)	$(1.16)	$(1.17)
Net loss per common share, diluted	$(0.36)	$(0.38)	$(1.16)	$(1.19)
Weighted-average common shares outstanding, basic	45,804,042	43,704,836	45,207,894	42,947,282
Weighted-average common shares outstanding, diluted	45,804,042	43,704,836	45,207,894	43,386,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	44,827,159	$5	$487,973	$(414,588)	$73,390
Stock-based compensation expense	—	—	2,006	—	2,006
Net loss	—	—	—	(18,089)	(18,089)
Balance at March 31, 2025	44,827,159	5	489,979	(432,677)	57,307
Issuance of common stock from at the market offering, net of issuance costs of $255	421,766	—	305	—	305
Issuance of common stock, net	86,340	—	41	—	41
Stock-based compensation expense	—	—	1,793	—	1,793
Net loss	—	—	—	(17,982)	(17,982)
Balance at June 30, 2025	45,335,265	5	492,118	(450,659)	41,464
Issuance of common stock from at the market offering, net of issuance costs of $179	1,938,420	—	3,287	—	3,287
Stock-based compensation expense	—	—	1,233	—	1,233
Net loss	—	—	—	(16,370)	(16,370)
Balance at September 30, 2025	47,273,685	$5	$496,638	$(467,029)	$29,614

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
Issuance of common stock from at the market offering, net of issuance costs of $985	4,169,324	—	20,089	—	20,089
Stock-based compensation expense	—	—	2,305	—	2,305
Stock option exercises	5,999	—	12	—	12
Net loss	—	—	—	(16,193)	(16,193)
Balance at March 31, 2024	43,282,371	4	477,849	(360,266)	117,587
Issuance of common stock from at the market offering, net of issuance costs of $61	172,996	—	1,002	—	1,002
Issuance of common stock, net	246,680	—	76	—	76
Stock-based compensation expense	—	—	2,602	—	2,602
Stock option exercises	100	—	—	—	—
Net loss	—	—	—	(17,249)	(17,249)
Balance at June 30, 2024	43,702,147	4	481,529	(377,515)	104,018
Issuance of common stock from at the market offering, net of issuance costs of $50	8,500	—	—	—	—
Stock-based compensation expense	—	—	2,011	—	2,011
Stock option exercises	11,125	—	23	—	23
Net loss	—	—	—	(16,673)	(16,673)
Balance at September 30, 2024	43,721,772	$4	$483,563	$(394,188)	$89,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(52,441)	$(50,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,032	6,918
Depreciation expense	1,234	1,372
Non-cash interest expense	1,561	864
Non-cash lease expense	579	710
Loss on extinguishment of debt	—	553
Change in fair value of derivative liability	(215)	(1,715)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(117)	506
Other receivables	—	886
Accounts payable, accrued expenses and other liabilities	(3,553)	864
Deferred revenue	—	(1,340)
Operating lease liability	(1,348)	(1,439)
Net cash used in operating activities	(49,268)	(41,936)
Investing activities:
Purchases of property and equipment	—	(131)
Net cash used in investing activities	—	(131)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	3,621	21,095
Proceeds from drawdown of term loans	—	30,000
Payment of debt issuance costs	—	(673)
Repayment of term loan	—	(40,000)
Proceeds from issuances under Employee Stock Purchase Plan	41	76
Proceeds from stock option exercises	—	35
Net cash provided by financing activities	3,662	10,533
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(45,606)	(31,534)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	112,215	155,577
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$66,609	$124,043

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$65,711	$122,827
Restricted cash and cash equivalents	898	1,216
Total cash, cash equivalents and restricted cash and cash equivalents	$66,609	$124,043

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,352	$2,577
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$124
Issuance costs in accounts payable and accrued expenses	$113	$40
Fair value of derivative liability issued with term loan	$—	$4,450
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
We had cash and cash equivalents of $65.7 million at September 30, 2025. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Our ability to maintain ongoing operations is dependent upon our ability to obtain additional financing, as to which we can make no assurance. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Form 10-Q. We are currently evaluating plans to mitigate the conditions which raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional funds through an additional public equity financing, establish collaborations with or license our technology to other companies, or seek alternative means of financial support in order to continue to fund our operations in the future. There can be no assurance, however, that additional fundraising will be successful and available on terms acceptable to us, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate certain costs related to our operations and research and development programs.
Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the conditions described above.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 (the “2024 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, is unaudited. The December 31, 2024 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the 2024 Annual Report. Other than as set forth below there have been no material changes in our significant accounting policies during the nine months ended September 30, 2025.
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
In June 2024, we executed a transfer agreement (the “Transfer Agreement”) to assign our rights in a development agreement with a contract manufacturer of our interferon alpha INDUKINE molecule JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement. As a result, all remaining deferred revenue related to the Collaboration Agreement had been recognized upon execution of the Transfer Agreement. Revenue recognized during the nine months ended September 30, 2024 includes $1.3 million of revenue that was included in deferred revenue as of December 31, 2023.
At the end of each reporting period, we re-evaluate our estimate of the transaction price associated with the Collaboration Agreement and determine if variable consideration previously excluded from the transaction should be included in the transaction price based on changes in circumstances, if any. During the nine months ended September 30, 2025 and 2024, we did not recognize any adjustments to the transaction price associated with variable consideration previously excluded from the transaction price. As of September 30, 2025, we have not received any royalty payments under the Collaboration Agreement.

4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 6, Term Loan) on our condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$60,195	$—	$—	$60,195
Total assets	$60,195	$—	$—	$60,195

Liabilities:
Derivative liability	$—	$—	$2,614	$2,614
Total liabilities	$—	$—	$2,614	$2,614
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$105,526	$—	$—	$105,526
Total assets	$105,526	$—	$—	$105,526

Liabilities:
Derivative liability	$—	$—	$2,829	$2,829
Total liabilities	$—	$—	$2,829	$2,829
There were no changes in valuation techniques used during the three or nine months ended September 30, 2025.
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

The following table reconciles the change in fair value of the derivative liability based on Level 3 inputs:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance at beginning of period	$2,829	$—
Fair value of derivative liability at issuance of term loan	—	4,450
Change in fair value	(215)	(1,715)
Balance at end of period	$2,614	$2,735
The change in fair value of the derivative liability is included in other income, net in the accompanying condensed consolidated statements of operations. We recognized a nominal gain on the change in fair value of the derivative liability during the three months ended September 30, 2025 and a gain of $0.1 million during the three months ended September 30, 2024. We recognized gains of $0.2 million and $1.7 million related to the change in fair value of the derivative liability during the nine months ended September 30, 2025 and 2024, respectively.
The fair value of the derivative liability in the term loan was estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the derivative liability in the term loan as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Stock Price	$1.97	$1.48
Volatility	100.0%	103.0%
Risk-free rate (continuous)	3.6%	4.2%
Expected term (in years)	0.25	0.58
Dividend yield (continuous)	—%	—%
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Contract research	$3,609	$820
Employee compensation and benefits	2,885	3,616
Manufacturing	1,272	4,783
Professional fees	864	747
Accrued interest	258	266
Other	133	356
Total accrued expenses and other current liabilities	$9,021	$10,588
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
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of September 30, 2025, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with the fair value of the embedded derivative of $4.5 million at inception of the K2HV Loan Agreement, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method. As of September 30, 2025, the fair value of the term loan was estimated to be approximately $28.9 million. The fair value was measured using a discounted cash flow analysis, specifically the yield method, which requires the use of Level 3 inputs in the fair value hierarchy.

The outstanding term loans payable consists of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Note payable	$30,000	$30,000
Unamortized debt discount and issuance costs	(2,344)	(3,905)
Net carrying amount of note payable	27,656	26,095
Less: current portion of note payable	(6,000)	—
Note payable, net, less current portion	$21,656	$26,095
The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$790	$790	$2,344	$1,305
Amortization of debt discount and accretion of Final Fee (8.94%)	551	454	1,561	740
Total interest expense on effective rate (19.24%)	$1,341	$1,244	$3,905	$2,045
The following table presents the total principal payments and Final Fee scheduled to become due during each of the years ended December 31 (in thousands):

2025 (remaining as of September 30, 2025)	$—
2026	9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085
7. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of September 30, 2025, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering (the “Prospectus”) for the offer and sale of shares of our common stock with an aggregate offering price of up to $12.5 million in the ATM Offering. During the nine months ended September 30, 2025, we sold 2,360,186 shares of our common stock at an average price of $1.71 per share for net proceeds of $3.6 million after deducting sales commissions and offering expenses. During the nine months ended September 30, 2024, we sold 4,350,820 shares of our common stock at an average price of $5.10 per share for net proceeds of $21.1 million after deducting sales commissions and offering expenses.

We have reserved shares of common stock for issuance as follows:

	As of September 30, 2025	As of December 31, 2024
Shares reserved for exercises of outstanding stock options	10,191,313	7,634,937
Shares reserved for exercises of warrants	—	58,904
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	617,546	433,264
Shares reserved for issuance under the 2021 Stock Incentive Plan	1,806,622	1,919,921
Shares reserved for issuance as part of the K2HV Loan Agreement conversion feature	791,364	791,364
Total shares reserved for future issuance	13,406,845	10,838,390
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2025, no shares of preferred stock were issued or outstanding.
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
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of September 30, 2025, a cumulative total of 7,152,859 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the nine months ended September 30, 2025 and 2024, 39,853 shares and 35,180 shares of our common stock, respectively, were purchased by participants of the 2021 ESPP.
Inducement Stock Option Awards
We may grant inducement equity awards in the form of non-qualified stock options to purchase shares of our common stock to newly hired employees pursuant to Nasdaq Listing Rule 5635(c)(4) (“Inducement Awards”). During the nine months ended

September 30, 2025 we granted 201,720 Inducement Awards. No Inducement Awards were granted during the nine months ended September 30, 2024. The valuation assumptions and activity associated with Inducement Awards are included in the stock option activity described below.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$585	$976	$2,613	$3,674
General and administrative	648	1,035	2,419	3,244
Total stock-based compensation	$1,233	$2,011	$5,032	$6,918
RSU Activity
We have granted RSUs to our employees under the 2021 Plan. As of December 31, 2024, all RSUs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSUs were granted during the nine months ended September 30, 2025. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSUs as of September 30, 2025. The aggregate fair value of RSUs that vested during the nine months ended September 30, 2024, was $0.7 million based upon the fair value of the stock underlying the RSUs on the day of vesting. No RSUs vested during the three months ended September 30, 2024.
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	4.3%	4.4%	4.0%
Expected term (in years)	5.5	6.0	5.9	6.0
Expected annual dividend yield	—%	—%	—%	—%
Expected volatility	96.9%	91.9%	95.4%	92.6%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2025 and 2024 was $0.81 and $1.76 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.16 and $3.57 per share, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	7,634,937	$6.24
Granted	3,390,691	$1.49
Exercised	—	$—
Cancelled	(834,315)	$4.49
Outstanding at September 30, 2025	10,191,313	$4.80	7.31	$1.7
Exercisable at September 30, 2025	5,948,176	$6.55	6.20	$0.3
No stock options were exercised during the three and nine months ended September 30, 2025. The aggregate intrinsic fair value of stock options exercised during the three and nine months ended September 30, 2024 was nominal for each period.

As of September 30, 2025, we had unrecognized stock-based compensation expense related to unvested stock options of $6.6 million, which we expect to recognize over a weighted-average period of approximately 2.0 years.
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

	September 30,
	2025	2024
Outstanding stock options	10,191,313	7,497,671
Unvested RSUs	—	145,000
Warrants to purchase common stock	—	58,904
Common stock to be issued under the 2021 ESPP	54,143	46,230
Total	10,245,456	7,747,805
As described below, the conversion option derivative under the K2HV Loan Agreement was determined to be dilutive for the nine months ended September 30, 2024. However, the effect of the conversion option derivative would have been anti-dilutive for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. Accordingly, we have excluded 791,364 shares of common stock equivalents that are available to be issued in conjunction with the conversion option derivative from the calculation of diluted net loss attributable to common stockholders per share for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(16,370)	$(16,673)	$(52,441)	$(50,115)
Less: change in fair value of derivative liability	—	—	—	(1,715)
Plus: interest expense on converted term loan	—	—	—	305
Adjusted net loss	$(16,370)	$(16,673)	$(52,441)	$(51,525)
Denominator
Weighted-average common stock outstanding, basic	45,804,042	43,704,836	45,207,894	42,947,282
Dilutive effect of common stock issuable from assumed conversion of convertible term loan	—	—	—	439,005
Weighted-average common stock outstanding, diluted	45,804,042	43,704,836	45,207,894	43,386,287
Net loss per share
Basic	$(0.36)	$(0.38)	$(1.16)	$(1.17)
Diluted	$(0.36)	$(0.38)	$(1.16)	$(1.19)
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
The following is a summary of our segment and consolidated net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Collaboration revenue	$—	$—	$—	$1,885
Less:
Clinical development	5,802	4,162	15,841	12,574
General and administrative support	3,350	3,437	10,659	10,797
Research and discovery	3,692	4,125	10,548	11,670
Manufacturing	1,247	2,935	7,945	11,800
Other segment expenses(a)	1,635	2,465	6,266	8,290

Interest income	697	1,598	2,544	5,364
Interest expense	(1,341)	(1,244)	(3,905)	(3,389)
Loss on extinguishment of debt	—	—	—	(553)
Other income, net	—	97	179	1,709
Segment and consolidated net loss	$(16,370)	$(16,673)	$(52,441)	$(50,115)
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
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion, initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial. All expansion arms are either actively enrolling patients or fully enrolled in the ongoing Phase 1/1b clinical trial at a recommended dose of 18 mg administered intravenously every two weeks. During the fourth quarter of 2025, we plan to release interim data from the monotherapy and combination expansion arms and to provide feedback from the Company’s End of Phase 1 meeting with regulatory authorities.
We evaluated WTX-330 in a first-in-human Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma. Phase 1 of this clinical trial was completed in the first quarter of 2025. We reported initial data from the Phase 1 clinical trial in June 2024 and presented updated interim safety and efficacy data from the Phase 1 clinical trial at the Society for Immunotherapy of Cancer Annual Meeting in November 2024, highlighting the tolerability profile and monotherapy efficacy signals of WTX-330. Guided by these data, we initiated a Phase 1b/2 clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors and are actively enrolling. An update on the clinical trial is expected to be released in the fourth quarter of 2025, with guidance on potential further development plans.
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
We have previously announced additional INDUKINE preclinical development candidates available for partnering, including WTX-712, WTX-518, and WTX-921. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. In April 2024, we presented preclinical data for WTX-712 at the American Association for Cancer Research, or AACR, Annual Meeting demonstrating that WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME. WTX-518 is a systemically delivered, conditionally activated Interleukin-18 (IL-18) INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity. In April 2024, we also presented preclinical data for WTX-518 at the AACR Annual Meeting demonstrating that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation. WTX-921 is a systemically delivered, conditionally activated Interleukin-10 (IL-10) INDUKINE molecule for treatment of inflammatory bowel disease, or IBD, and potentially other inflammatory diseases.
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
We believe that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Form 10-Q. The conditions which raise substantial doubt about our ability to continue as a going concern, as well as our plan to mitigate these conditions are discussed in the section below titled “Liquidity and Capital Resources.”
Financial Operations Overview
Revenue
All of our revenue has been generated from the Collaboration Agreement with Jazz. Revenue from the transaction price for the Collaboration Agreement was recognized based on a cost-to-cost input method and included upfront, milestone, and cost reimbursement payments. The Collaboration Agreement includes multiple development and regulatory and sales-based milestones, which were excluded from the transaction price at inception of the Collaboration Agreement based on our assessment that there was a high level of uncertainty of achieving the milestones. During the nine months ended September 30, 2025, we re-evaluated this assessment as it pertains to any milestones that continue to be excluded from the transaction price, and concluded no adjustment to the transaction price associated with variable consideration previously excluded from the transaction price should be recognized. As of the execution of the Transfer Agreement, we no longer have any material performance obligations under the Collaboration Agreement, and all remaining deferred revenue related to the Collaboration Agreement was recognized upon execution of the Transfer Agreement. Accordingly, we recognized no revenue related to the Collaboration Agreement during the nine months ended September 30, 2025.

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
Our external development costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
WTX-124	$3,718	$2,526	$13,086	$8,671
WTX-330	1,502	2,864	4,714	10,793
WTX-712	4	214	108	788
WTX-1011	93	—	93	—
WTX-921	31	—	71	—
WTX-518	50	68	52	251
JZP898	—	14	—	538
Pre-development candidates	1,212	1,058	2,856	1,568
Total external development costs	$6,610	$6,744	$20,980	$22,609
Research and development activities are central to our business model. We expect that our research and development expenses will continue to be substantial for the foreseeable future as we progress our clinical trials of WTX-124 and WTX-330, continue preclinical development of WTX-712, WTX-518, WTX-921, and WTX-1011, and continue to discover and develop additional product candidates. As a result of our entry into the Collaboration Agreement, which commenced in April 2022, our external preclinical development costs for JZP898 were generally reimbursed by Jazz until we completed all material performance obligations in June 2024.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations:

	Three Months Ended September 30,		$ Change
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$11,634	$12,528	$(894)
General and administrative	4,092	4,596	(504)
Total operating expenses	15,726	17,124	(1,398)
Operating loss	(15,726)	(17,124)	1,398
Other (expense) income:
Interest income	697	1,598	(901)
Interest expense	(1,341)	(1,244)	(97)
Other income, net	—	97	(97)
Total other (expense) income	(644)	451	(1,095)
Net loss	$(16,370)	$(16,673)	$303
Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended September 30,		$ Change
	2025	2024
	(in thousands)
Clinical trial costs	$4,522	$2,986	$1,536
Personnel	3,318	3,642	(324)
Contract research organization	1,413	1,366	47
Lab consumables	808	1,081	(273)
Facility costs	770	886	(116)
Manufacturing	675	2,392	(1,717)
Other	128	175	(47)
Total research and development expenses	$11,634	$12,528	$(894)
Research and development expenses for the three months ended September 30, 2025 were $11.6 million compared to $12.5 million for the three months ended September 30, 2024. The decrease of $0.9 million was primarily due to:
•$0.3 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees; and
•$1.7 million of decreased manufacturing costs driven primarily by a decrease in costs associated with WTX-330, which were higher during the three months ended September 30, 2024 in preparation for our Phase 1b/2 clinical trial for WTX-330 that was initiated during the first quarter of 2025.
These decreases were partially offset by:
•$1.5 million of increased clinical trial costs, driven by costs associated with the continued enrollment in our Phase 1/1b clinical trial for WTX-124.

General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended September 30,		$ Change
	2025	2024
	(in thousands)
Personnel	$2,038	$2,295	$(257)
Professional services	1,078	1,281	(203)
Facility costs	327	388	(61)
Corporate insurance	266	281	(15)
Information technology costs	199	149	50
Other	184	202	(18)
Total general and administrative expenses	$4,092	$4,596	$(504)
General and administrative expenses were $4.1 million for the three months ended September 30, 2025 compared to $4.6 million for three months ended September 30, 2024. The decrease of $0.5 million was primarily due to:
•$0.3 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees; and
•$0.2 million of decreased professional services fees due to decreased used of external consultants during the period.
Interest Income
Interest income was $0.7 million for the three months ended September 30, 2025 compared to $1.6 million for the three months ended September 30, 2024. This decrease in interest income was primarily a result of lower balances in money market accounts during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest Expense
Interest expense was $1.3 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024. This increase in interest expense was primarily the result of a higher effective interest rate under the K2HV Loan Agreement, compared to the effective interest rate associated with our previous term loan with PWB.
Other Income, Net
Other income, net for the three months ended September 30, 2025 and 2024 primarily consists of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement, as well as foreign currency gains and losses related to services performed by foreign vendors during each period.

Results of Operations
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations:

	Nine Months Ended September 30,		$ Change
	2025	2024
	(in thousands)
Revenue:
Collaboration revenue	$—	$1,885	$(1,885)
Operating expenses:
Research and development	37,897	40,707	(2,810)
General and administrative	13,362	14,424	(1,062)
Total operating expenses	51,259	55,131	(3,872)
Operating loss	(51,259)	(53,246)	1,987
Other (expense) income:
Interest income	2,544	5,364	(2,820)
Interest expense	(3,905)	(3,389)	(516)
Loss on extinguishment of debt	—	(553)	553
Other income, net	179	1,709	(1,530)
Total other (expense) income	(1,182)	3,131	(4,313)
Net loss	$(52,441)	$(50,115)	$(2,326)
Revenue
No revenue was recognized during the nine months ended September 30, 2025. Following the execution of the Transfer Agreement with Jazz in June 2024, the only significant sources of revenue expected to be generated from the Collaboration Agreement are the remaining development and regulatory and sales-based milestones. Based on our assessment that there continues to be a high level of uncertainty of achieving these milestones, no revenue from the remaining milestones has been recognized during the nine months ended September 30, 2025. Comparatively, we recognized $1.9 million during the nine months ended September 30, 2024 related to the Collaboration Agreement with Jazz prior to the execution of the Transfer Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Nine Months Ended September 30,		$ Change
	2025	2024
	(in thousands)
Clinical trial costs	$11,515	$9,321	$2,194
Personnel	11,399	12,407	(1,008)
Manufacturing	6,190	10,100	(3,910)
Contract research organization	3,275	3,188	87
Lab consumables	2,795	2,567	228
Facility costs	2,351	2,550	(199)
Other	372	574	(202)
Total research and development expenses	$37,897	$40,707	$(2,810)
Research and development expenses for the nine months ended September 30, 2025 were $37.9 million compared to $40.7 million for the nine months ended September 30, 2024. The decrease of $2.8 million was primarily due to:
•$1.0 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees; and
•$3.9 million of decreased manufacturing costs, driven by a decrease of costs associated with WTX-330 and JZP898 of $6.0 million and $0.5 million, respectively. Costs associated with WTX-330 were higher during the nine months ended September 30, 2024 in preparation for our Phase 1b/2 clinical trial for WTX-330 that was initiated during the first quarter of 2025, and costs associated with JZP898 were higher during the nine months ended September 30, 2024 prior to the execution of the Transfer Agreement with Jazz. These decreases were partially offset by an increase in costs associated with WTX-124 of $3.0 million due to our manufacturing efforts to continue to support our ongoing Phase 1/1b clinical trial for WTX-124.
These decreases were partially offset by:
•$2.2 million of increased clinical trial costs, driven by costs associated with the continued enrollment in our ongoing Phase 1/1b clinical trial for WTX-124 and the initiation of our Phase 1b/2 clinical trial for WTX-330.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Nine Months Ended September 30,		$ Change
	2025	2024
	(in thousands)
Personnel	$6,783	$7,323	$(540)
Professional services	3,540	3,852	(312)
Facility costs	984	1,084	(100)
Corporate insurance	803	880	(77)
Information technology costs	566	556	10
Other	686	729	(43)
Total general and administrative expenses	$13,362	$14,424	$(1,062)
General and administrative expenses were $13.4 million for the nine months ended September 30, 2025 compared to $14.4 million for the nine months ended September 30, 2024. The decrease of $1.1 million was primarily due to:
•$0.5 million of decreased personnel costs, driven primarily by the timing and valuation of stock-based awards granted to employees; and
•$0.3 million of decreased professional services fees due to decreased used of external consultants during the period.
Interest Income
Interest income was $2.5 million for the nine months ended September 30, 2025 compared to $5.4 million for the nine months ended September 30, 2024. This decrease in interest income was primarily a result of lower balances in money market accounts during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest Expense
Interest expense was $3.9 million for the nine months ended September 30, 2025 compared to $3.4 million for the nine months ended September 30, 2024. This increase in interest expense was primarily the result of a higher effective interest rate under the K2HV Loan Agreement, compared to the effective interest rate associated with our previous term loan with PWB.
Loss on Extinguishment of Debt
The extinguishment of the PWB term loan resulted in a one-time loss of $0.6 million for the nine months ended September 30, 2024. As no corresponding finance activity occurred for the nine months ended September 30, 2025, we did not incur any gain or loss on a debt extinguishment during the current period.
Other Income, Net
Other income, net for the nine months ended September 30, 2025 and 2024 primarily consists of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement, as well as foreign currency gains and losses related to services performed by foreign vendors during each period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $16.4 million and $52.4 million the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $467.0 million.

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
We expect to continue to incur substantial and increasing expenses and net losses for the foreseeable future, as we continue to advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. As a result, we expect that our accumulated deficit will also increase significantly. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Form 10-Q.
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
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of September 30, 2025, we are in compliance with all covenants.
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
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering, or the Prospectus, with an aggregate offering price of up to $12.5 million in the ATM Offering. During the nine months ended September 30, 2025, we sold 2,360,186 shares of our common stock at an average price of $1.71 per share for net proceeds of $3.6 million after deducting sales commissions and offering expenses.
Jazz Collaboration
As of September 30, 2025, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. There is no guarantee of when the conditions necessary to receive the milestone payments will be met, if at all.
Plan of Operation and Future Funding Requirements
As of September 30, 2025, we had cash and cash equivalents of $65.7 million. We also had restricted cash and cash equivalents of $0.9 million as of September 30, 2025. Based on our current operating plan, we expect that our cash and cash equivalents will be insufficient to allow us to fund our current operating plan through at least twelve months from the date these condensed consolidated financial statements are issued in this Form 10-Q. We are currently evaluating plans to mitigate the conditions which raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional funds through an additional public equity financing, establish collaborations with or license our technology to other companies, or seek alternative means of financial support in order to continue to fund our operations in the future. There can be no assurance, however, that additional fundraising will be successful and available on terms acceptable to us, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate certain costs related to our operations and research and development programs.
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity may result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations or our ability to incur additional indebtedness or pay dividends, among other items. If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate certain costs related to our operations and research and development programs.

Cash Flows
The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,268)	$(41,936)
Investing activities	—	(131)
Financing activities	3,662	10,533
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(45,606)	$(31,534)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $49.3 million compared to $41.9 million for the nine months ended September 30, 2024. The increase in cash used for operating activities of $7.3 million is driven by several factors, including a decrease in interest income recognized during the nine months ended September 30, 2025 of $2.8 million compared to the nine months ended September 30, 2024. Additionally, as a result of the execution of the Transfer Agreement in June 2024, we recognized no collaboration revenue during the nine months ended September 30, 2025; a decrease of $0.5 million from the collaboration revenue recognized during the nine months ended September 30, 2024, net of the change in deferred revenue for the same period. Finally, the cash used to pay down our current operating liabilities increased by $4.3 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to higher operating costs towards the end of 2024 and leading into the first quarter of 2025.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $0.1 million, which represents capital expenditures of property and equipment used in our operations during the period. No such expenditures occurred during the nine months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $3.7 million, compared to the $10.5 million for the nine months ended September 30, 2024. Cash provided by financing activity for the nine months ended September 30, 2025 primarily consists of net proceeds of $3.6 million from our ATM Offering. Net proceeds from our ATM Offering were significantly higher for the nine months ended September 30, 2024 due to significantly higher transaction volume combined with a higher average price per share of our common stock sold, which resulted in $21.1 million in net proceeds from our ATM Offering during the nine months ended September 30, 2024. These proceeds were partially offset by the repayment of all amounts outstanding under the PWB Loan Agreement, which resulted in the repayment of $10.7 million in term loans, net of proceeds and debt issuance costs from the K2HV Loan Agreement.
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
Lease Agreement
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $11.5 million.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2024 Annual Report, which was filed with the SEC on March 11, 2025. During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
Substantial doubt exists as to our ability to continue as a going concern.
As of September 30, 2025, we had cash and cash equivalents of $65.7 million, an accumulated deficit of $467.0 million and during the nine months ended September 30, 2025 we used $49.3 million in cash and cash equivalents to fund operating activities. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Form 10-Q, and we expect continuing operations beyond the near term will require additional liquidity. We have not established a source of revenue to fund operating activities and we have no dedicated source of liquidity available to us other than our ATM Offering. We have been in the past and may again be subject to General Instruction I.B.6 of Form S-3, which may limit our ability to sell shares of our common stock through the ATM Offering for the foreseeable future. We may also be required to reduce our current spending requirements where possible.
If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to successfully mitigate the conditions which raise substantial doubt about our ability to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment, or our board of directors may conclude that it is in the best interest of our stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, we would be required to pay our obligations and set aside funds for reserves prior to making any distribution to stockholders and there would be no assurances that there would be any assets remaining available for distribution to stockholders in such event.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $16.4 million for the three months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $467.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
As of September 30, 2025, we had cash and cash equivalents of $65.7 million. Our cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on acceptable terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and its Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations, and marketing applications. If these oversight and review activities are disrupted, then our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner, accordingly.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired in April 2025. In July 2025, following litigation reaching the U.S. Supreme Court, the Trump administration began to carry out these layoffs across HHS, including the FDA.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year. For example, one company disclosed in June 2025 that the FDA had notified it that a previously disclosed PDUFA goal date would not be met due to heavy workload and limited resources. While the impact of these staffing disruptions remains uncertain, there can be no assurance that staff responsible for managing the PDUFA program will not be impacted and that companies will not experience delays in processing of NDAs and BLAs that may result in a longer than expected review period or delayed PDUFA dates.
Additionally, the U.S. federal government has been shut down since October 1, 2025. During the shutdown, FDA has operated on a reduced basis with many non-essential functions suspended. While reviews tied to already paid user fees are continuing, companies may experience slower communications and selective deferrals. If this shutdown continues, it may prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, and could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse impact on our business. For example, during the shutdown, the FDA does not have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or continuing resolution for the FDA is enacted, which means that the FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the shutdown. Further, in our operations as a U.S. public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 19, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Subsequently, on May 12, 2025, President Trump issued an additional executive order (the Additional Order) calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Additional Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking plan that imposes MFN pricing in the U.S. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (OECD) with a gross domestic product (GDP) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. In July 2025, the Trump administration sent letters to seventeen major pharmaceutical companies with respect to MFN pricing, including asking that MFN prices be available to all Medicaid patients, that companies not offer better prices outside the U.S., that direct-to-patient pricing be adopted and that revenue gains abroad be reinvested to lower U.S. prices. In September 2025, Pfizer reached an agreement with the Trump administration in which it committed to certain MFN pricing action in exchange for a temporary exemption from proposed tariffs. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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
As a result of numerous changes in tariffs and trade restrictions that have been announced and/or implemented by the Trump administration since taking office, and other countries in response to Trump administration actions, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials or supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or rendered infeasible, and regulatory approval or commercial launch of any resulting product may be delayed, which could significantly harm our business. We cannot yet predict the effect of recently imposed U.S. tariffs, or of possible future U.S. tariffs, including, but not limited to, tariffs on pharmaceuticals, pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients (API) and key starting materials, and derivative products of those items, on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Changes in U.S. and Chinese trade policies may adversely impact our business and operating results.
Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or as a result of geopolitical unrest or unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S.

lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Sustained uncertainty about or further escalating trade and political tensions between the United States and China may prevent or hinder the export of materials or technical information between us and third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on contract CDMOs and other service providers that operate in China. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.
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
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and the import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
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
As of September 30, 2025, we had 39 employees. Over the next few years, assuming we are able to raise sufficient capital, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.
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
Our stock price is likely to be volatile. For example, from January 1, 2024, until October 29, 2025, our stock price has ranged from $0.60 to $8.19. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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

10.1*+	Amendment No. 1 to Employment Agreement dated as of September 9, 2025, by and between the Registrant and Chulani Karunatilake.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: November 4, 2025	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)