Form 10-K
period 2025-12-31
Werewolf Therapeutics, Inc.
filed 2026-03-27
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $39,559,339, based upon the closing price of the registrant’s Common Stock on June 30, 2025.
As of March 20, 2026, there were 48,596,817 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
None.

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
•our ability to identify strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value;
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
Risk Factor Summary
Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks include, but are not limited to, the following:
•We believe there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements are issued in this Annual Report. We are currently evaluating strategies to raise additional capital, however, there can be no assurances that we will be successful in mitigating the conditions which raise substantial doubt about our ability to continue as a going concern in the near term, if at all.
•Our evaluation of strategic alternatives and ability to extend our capital resources.
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
•We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of WTX-124, WTX-330, our INDUCER molecules, and any future product candidates.
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
We are also utilizing this PREDATOR platform know-how and expertise to develop conditionally activated immune cell engagers. Immune cell engagers, such as T cell engagers, are typically bispecific antibodies that redirect immune cells to cancer cells via engagement with tumor associated cell surface antigens, leading to immune cell mediated killing of the cancer cells. We have provided initial preclinical data for our proprietary INDUCER™ T cell engager molecules demonstrating that our PREDATOR masking technology silenced peripheral activity and prevented cytokine release.
In February 2026, we adopted a restructuring plan to extend our capital resources in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We have engaged Piper Sandler & Co, or Piper Sandler, to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process may include, among other options, a sale of our company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.

As part of the restructuring plan, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. As a result of the reduction in force, we estimate that we will incur a one-time charge in the first quarter of 2026 related to employee separation benefits, including severance and related benefits, of approximately $4.1 million, most of which is anticipated to result in cash expenditures to be incurred in the first quarter of 2026. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates.
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In June 2024, we reported updated interim data from the monotherapy dose-escalation arms of the Phase 1/1b clinical trial, selected a recommended dose for expansion, initiated monotherapy dose expansion arms, and reported initial data from the combination dose escalation cohorts of the Phase 1/1b clinical trial. In December 2025, we reported that WTX-124 initial Phase 1b expansion arm data showed a 21% objective response rate as a monotherapy in heavily pretreated patients with advanced or metastatic cutaneous melanoma and a 30% objective response rate in patients who were not primary resistant to immunotherapy, with no evidence of vascular leak syndrome or recurrence of prior immune-related adverse events.
We evaluated WTX-330 in a first-in-human Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma. Phase 1 of this clinical trial was completed in the first quarter of 2025. We reported initial data from the Phase 1 clinical trial in June 2024 and presented updated interim safety and efficacy data from the Phase 1 clinical trial at the Society for Immunotherapy of Cancer Annual Meeting in November 2024, highlighting the tolerability profile and monotherapy efficacy signals of WTX-330. Guided by these data, we initiated a Phase 1b/2 clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors. In December 2025, we reported evidence of favorable tolerability and antitumor activity, with one confirmed partial response in metastatic gall bladder cancer failing prior standard of care with a 45% reduction in tumor target lesions by RECIST 1.1.
We have licensed the worldwide right to develop and commercialize JZP898, formerly WTX-613, a differentiated, conditionally activated Interferon alpha, or IFNα, INDUKINE molecule, to Jazz Pharmaceuticals Ireland Limited, or Jazz.
Our preclinical product candidates include WTX-712, WTX-518, WTX-921, WTX-1011, and WTX-2022. WTX-712 is a systemically delivered, conditionally activated Interleukin-21 (IL-21) INDUKINE molecule that is being developed to minimize the severe toxicities that have been observed with recombinant IL-21 therapy and maximize clinical benefit when administered as monotherapy or in combination with checkpoint inhibitors in refractory and/or immunologically unresponsive tumors. In April 2024, we presented preclinical data for WTX-712 at the American Association for Cancer Research, or AACR, annual meeting demonstrating that WTX-712 acts through a unique mechanism that robustly activates tumor-specific T lymphocytes with an expanded therapeutic window through its selective release of wild-type IL-21 in the TME. WTX-518 is a systemically delivered, conditionally activated Interleukin-18 (IL-18) INDUKINE molecule in development for the treatment of cancer and is designed to promote activation of immune cells in the TME, resulting in antitumor immunity. In April 2024, we also presented preclinical data for WTX-518 at the AACR Annual Meeting demonstrating that WTX-518 exhibits remarkable tumor-selective activation, resistance to IL-18BP and robust immune activation. WTX-921 is a systemically delivered, conditionally activated Interleukin-10 (IL-10) INDUKINE molecule in development for the treatment of inflammatory bowel disease, or IBD, and potentially other inflammatory diseases. In May 2025, we presented preclinical data for WTX-921 at the American Association of Immunologists, or AAI, annual meeting demonstrating the potential of WTX-921 to modulate disease-driving innate and adaptive immune responses.
Our INDUCER molecules incorporate several differentiating features to address the limitations of other T-cell engager approaches by improving the therapeutic index, enhancing INDUCER exposure in the target tissue, and careful selection of tumor associated antigens that have the potential for preferential tumor association compared to normal tissue. INDUCER molecules utilize a proprietary masking approach and the same novel linker technology that has been clinically validated in the WTX-124 and WTX-330 programs. The preliminary preclinical data on our first development candidate, WTX-1011, targeting STEAP1 were consistent with preclinical data from our second development candidate, WTX-2022, that targets the CDH6 tumor associated antigen. Preclinical data for each candidate demonstrated the power of the INDUCER technology with robust silencing, reversible masking and highly efficient activation in human tumor tissue. Additionally, these data showed potent, consistent and compelling preclinical anti-tumor activity in murine models of human tumor xenografts and excellent prevention of cytokine release in initial non-human primate studies.
Further development of our preclinical INDUKINE and INDUCER programs is dependent upon the outcome of our strategic review process.

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
Leveraging our PREDATOR platform and drug development capabilities, we are creating a portfolio of conditionally activated proinflammatory immunomodulators, including cytokines, designed to be optimized for the treatment of cancer, and suppressive immunomodulators for the treatment of immune mediated diseases. Cytokines are small biologically active proteins that play an essential role in immune cell function of both the innate and adaptive arms of the immune system. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. Interleukins, such as IL-2 and IL-12, IFNα, IL-21, IL-18, and IL-10 are specific types of cytokines, produced primarily by cells of the immune system to signal and organize the immune response. In cancer, cytokines facilitate the ability of the immune system to recognize tumor cells as abnormal and harmful to the host. Cytokines further increase the proliferation of, enhance the survival of and direct a variety of immune cell types to infiltrate the TME and promote potent antitumor immune responses resulting in tumor cell killing and tumor clearance. Three cytokine therapies have received FDA approval for cancer treatment: (1) aldesleukin for the treatment of metastatic renal cell carcinoma, or RCC, and metastatic melanoma; (2) interferon alfa-2b for the treatment of several malignancies, including advanced melanoma; and most recently (3) nogapendekin alfa inbakicept (IL-15 receptor agonist) for non-muscle invasive bladder cancer.
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
Our PREDATOR platform is based on protein engineering that in INDUKINE molecules, for example, combines four critical components as shown in the figure below.
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
To ensure INDUKINE and INDUCER molecules are broadly activated across multiple tumor types, the linker substrate must be efficiently cleaved in the TME of many different tumors while remaining stable in circulation and in normal non-tumor tissues. We achieve this by utilizing a differentiated approach for linker identification and let the tumors select the substrate, rather than screening for linkers sensitive to cleavage by a single protease. Our process begins with a novel proprietary library of peptide sequences designed to target the universe of protease families known to be dysregulated in tumors. We initially screen these libraries for a high efficiency of cleavage and, based on the result, generate additional libraries to optimize the sequence motifs. We then screen the prioritized linker sequences that we have identified from the initial novel proprietary library of peptide sequences for cleavage by a panel of primary human tumor specimens and for stability when incubated with human serum or normal tissues. Leveraging this screening process, we initially screened several thousand linker sequences for optimal biochemical properties, and then screened the lead sequences for cleavage by a panel of primary human tumor specimens and normal non-tumor tissues. Linker sequences that were not efficiently cleaved by human tumor samples (for example, the linker shown as Linker 1 in the diagram below) were eliminated in the screening and those that were efficiently cleaved by human tumors but not cleaved by normal serum or tissues (for example, the linker shown as Linker 3 in the diagram below) were selected for incorporation into our INDUKINE molecules to confirm their activity in vitro and in vivo. We have selected linkers for our INDUKINE and INDUCER molecules with characteristics similar to those of Linker 3 in the table below.
Human Tissue Screening for Selection of Optimized Linker Candidates
We seek to protect aspects of our PREDATOR platform technology by obtaining patent protection in the United States and internationally. Currently, our patent portfolio for our PREDATOR platform technology includes three families of pending patent applications, which disclose and claim protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers, methods of making libraries and methods of screening libraries to identify linkers with desired properties. For more information see “Intellectual Property” described in this Part I, Item 1.
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
INDUCER T Cell Engager Molecules
We have used our PREDATOR platform to create INDUCER molecules that use proprietary masking technology and a clinically validated pan-cancer linker to improve the therapeutic index of various T cell engagers. These INDUCER molecules have the following elements:
•Tumor protease cleavable linkers: A novel pan-cancer linker acts as a tumor-specific switch, designed to enable precise unmasking in the TME.
•Anti-CD3 mask: Our proprietary and optimized anti-CD3 masking technology is designed to reduce off-tumor toxicity.
•Anti-CD3: We use a novel anti-CD3 antibody that is optimized for developability
•Anti-HSA: All of our INDUCER molecules utilize a proprietary anti-HSA for half-life extension and increased tumor exposure.
•Tumor antigen binding domain: Each INDUCER molecule contains a tumor-associated antigen binding domain for optimal immune cell engagement.
•Tumor targeting mask: We utilize proprietary, optimized targeting masks for tumor targets with extensive expression in normal tissues that is intended to improve exposure.
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
Market Opportunity
We are initially developing WTX-124 in tumor types known to be responsive to IL-2 and/or PD-1 targeting therapies including melanoma, RCC and non-small cell lung cancer. These are aggressive tumor types and many patients will eventually progress following treatment with standard of care. As a result, we believe there is a need for new therapies to improve response and durability. If successfully developed and approved, we believe WTX-124 represents a promising therapeutic option for patients with life-threatening diseases with high unmet medical need, either as monotherapy or in combination with immune checkpoint inhibitors or current or potential future standard of care agents. We have the opportunity to potentially expand upon the patient populations and indications beyond those for which Proleukin (aldesleukin) is approved. We have developed WTX-124 as a monotherapy and in combination with pembrolizumab, and eventually in combination with other standard of care therapeutics across different lines of therapy.

According to the Checkpoint Inhibitors Global Market Report 2024, the global checkpoint inhibitors market is expected to grow to $55.64 billion in 2028 at a CAGR of 10.1%.
WTX-124 Clinical Development Plan and Interim Results
We are currently evaluating WTX-124 in a Phase 1/1b clinical trial as a monotherapy and in combination with Merck & Co., Inc.’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in patients with immunotherapy sensitive advanced or metastatic solid tumors who have failed standard of care treatment, including checkpoint inhibitor therapy. In November 2023, we announced preliminary first-in-human clinical data from the initial monotherapy dose-escalation cohorts in the Phase 1/1b clinical trial. The preliminary data established proof of mechanism for WTX-124 and proof of concept for our INDUKINE design, and included assessments of safety and tolerability, pharmacokinetics, relevant biomarkers and preliminary antitumor activity. In June 2024, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, we presented updated interim data from dose escalation, both monotherapy and combination therapy with pembrolizumab, in the Phase 1/1b clinical trial, and announced our recommended dose for expansion, or RDE, of 18 mg for monotherapy, and opening of monotherapy expansion arms. In December 2025, we reported updated interim data from the Phase 1/1b clinical trial for WTX-124 as of October 30, 2025, which included objective, durable responses as a monotherapy in melanoma, cutaneous squamous cell carcinoma, and gastroesophageal junction cancer, and in combination with pembrolizumab in cutaneous melanoma, non-small cell lung cancer, and renal cell carcinoma. Monotherapy objective response rate of 21% seen in heavily pretreated patients with advanced or metastatic cutaneous melanoma is consistent with historic high-dose IL-2 activity. There was no evidence of vascular leak syndrome or recurrence of prior immune-related adverse events, and with Grade 3 and 4 related treatment-emergent adverse events seen in 25.5% (27/106) and 1.9% (2/106), based on clinical data as of October 20, 2025. For patients in this same melanoma population who had a prior response to any immunotherapy regimen (i.e., were not primary resistant to immunotherapy), a 30% objective response rate was observed. Among patients treated on study with either 12 or 18 mg of WTX-124, tumor regression was seen in approximately 33% of tumors, including renal cell carcinoma, cutaneous squamous cell carcinoma, non-small cell lung cancer, and additional solid tumor indications. In addition, at a recent End of Phase 1 meeting with the FDA, 18 mg was accepted as the recommended dose to move forward in development, and the FDA provided initial guidance for a monotherapy WTX-124 registration path in post-ICI advanced or metastatic relapsed/refractory melanoma. The Phase 1/1b clinical trial of WTX-124 is expected to be completed in the second quarter of 2026. Additional funding will be required to initiate any further development, which could include a registration-enabling trial. We are currently seeking a strategic partnership for the further development of WTX-124.
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
WTX-330 Clinical Development Plan
We evaluated WTX-330 in a first-in-human Phase 1 clinical trial for the treatment of immunotherapy resistant advanced or metastatic solid tumors or lymphoma. We reported initial data from the Phase 1 clinical trial in June 2024 and presented updated interim safety and efficacy data from the Phase 1 clinical trial at the Society for Immunotherapy of Cancer Annual Meeting in November 2024, highlighting the tolerability profile and monotherapy efficacy signals of WTX-330. The Phase 1 clinical trial was completed in the first quarter of 2025. Guided by these data, we initiated a Phase 1b/2 clinical trial of WTX-330 in the first quarter of 2025 in patients with selected advanced or metastatic solid tumors. In the Phase 1b/2 clinical trial of WTX-330, additional evidence of highly favorable tolerability and antitumor activity in challenging tumor types was observed in the first twelve patients treated as of the data cutoff date of October 31, 2025. These results build upon data from the first-in-human Phase 1 clinical trial. An optimized manufacturing process for WTX-330 was introduced in this study, which further improved the safety profile, pharmacokinetics, and therapeutic index. At a dose of 0.024 mg/kg IV twice weekly, WTX-330 had a 17-fold higher Cmax than the published Cmax of rhIL-12, and at all dose levels, free IL-12 levels were 0.12% of prodrug exposure. As of December 2, 2025, there was one confirmed partial response in metastatic gall bladder cancer failing prior standard of care with a 45% reduction in tumor target lesions by RECIST 1.1. Additional funding will be required to further develop WTX-330, which could include sequential administration of WTX-330 and WTX-124 that may provide a novel development path in poorly immunogenic tumors. We are currently seeking a strategic partnership for the further development of WTX-330.
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
WTX-921: Our IL-10 INDUKINE Molecule
WTX-921 is a systemically delivered, conditionally activated IL-10 INDUKINE molecule for the treatment of inflammatory bowel disease and potentially other inflammatory diseases. In May 2025, we presented preclinical data for WTX-921 at the AAI annual meeting demonstrating the potential of WTX-921 to modulate disease-driving innate and adaptive immune responses. We have generated an IND-enabling data package, and WTX-921 is available for strategic partnering opportunities.
WTX-1011: Our STEAP1 INDUCER Molecule
WTX-1011 is the first of our INDUCER T cell engager development candidates, targeting advanced, relapsed/refractory STEAP1-expressing cancers. Preclinical data has demonstrated the power of the INDUCER technology with robust silencing, reversible masking and highly efficient activation in human tumor tissue.
WTX-2022: Our CDH6 INDUCER Molecule
WTX-2022 is our second, recently announced INDUCER development candidate, targeting the CDH6 tumor associated antigen. Preclinical data for WTX-2022 has demonstrated consistent results with those of WTX-1011 described above.
Our Partnered Program
JZP898: IFNα INDUKINE Molecule Licensed Globally to Jazz Pharmaceuticals Ireland Limited
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
There are no approved IL-12 therapies currently on the market for the treatment of cancer. However, if approved, WTX-330 may face competition from other IL-12 cytokine programs in clinical and preclinical development for oncology indications, including programs from Sanofi S.A. (Amunix), DEKA Biosciences, Inc., DragonFly Therapeutics, Inc., Juno Therapeutics, Inc. (Bristol-Myers Squibb Company), OncoSec Medical Incorporated, PDS Biotechnology, Philogen S.p.A., Sonnet BioTherapeutics, Inc., Turnstone Biologics Corp. (partnered with Takeda Pharmaceutical Company Limited), Xilio Therapeutics, Inc., and Zymeworks Inc.
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
Manufacturing
To date, we have produced limited quantities of our product candidates at our own facilities for preclinical evaluation. We do not own manufacturing facilities capable of producing drug product for clinical trials or at clinical scale. We must manufacture drug product for clinical trial use in compliance with current Good Manufacturing Practices, or cGMPs, or similar foreign standards. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture cGMP drug substance or filled drug product for use in human clinical trials. As a result, we rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies. We will also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our product candidates’ investigational drug products.

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
Our patent portfolio includes patents and patent applications with composition of matter and method of use claims with respect to our product candidates, WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921, WTX-1011, and WTX-2022, and claims directed to our PREDATOR platform technology. For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we will seek to identify additional opportunities for obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, processes for manufacture, formulation and dosing regimen-related claims.
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
Our patent portfolio, including patents and patent applications that we own and comprises about 28 patent families that are in various stages of the patent application filing and examination process in various jurisdictions worldwide, and include claims to our product candidates and claims directed to our PREDATOR platform technology for potential products and developments. The status of our patent portfolio changes frequently in the ordinary course of patent prosecution. As of March 26, 2026, our patent portfolio included approximately eleven (11) issued patents in the United States, approximately twenty-nine (29) pending U.S. provisional or non-provisional patent applications, nine (9) pending international patent applications filed under the PCT and approximately one hundred twenty (120) pending foreign patent applications, including pending applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore, South Africa and Taiwan. These patent applications, if issued, are expected to expire on various dates from 2039 through about 2046, in each case without taking into account any possible patent term extension that may be available.
Our patent portfolio on our PREDATOR platform technology includes three patent families directed to protease cleavable linkers and libraries of protease cleavable linkers, as well as polypeptides that contain such linkers and methods of making libraries and screening libraries to identify linkers with desired properties. One of the patent families includes patents issued in the U.S., Australia, and Japan with claims directed to protease cleavable linkers, and pending applications in the United States, Australia, Brazil, Canada, China, European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico and Singapore. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. The second patent family currently consists of a pending U.S. non-provisional application. The 20-year term for patents in this family runs through 2044. The third patent family currently consists of a pending U.S. non-provisional application. The 20-year term for patents in this family runs through 2046.
Our patent portfolio also includes patent and patent applications that we license from Harpoon Therapeutics, Inc., or Harpoon.
Our patent portfolio for each of the product candidates is summarized below.
WTX-124
We own seven patent families directed to IL-2 INDUKINE molecules and our WTX-124 product candidate. One of the families includes patents issued in the U.S. (five patents), Australia (two patents), Europe, Hong Kong, Japan, Mexico, and Russian Federation with certain composition of matter claims with respect to IL-2 INDUKINE molecules and WTX-124. We have also filed pending U.S. applications and pending foreign patent applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes patents issued in the U.S. (two patents), and pending applications in U.S., Australia, Brazil, Canada, China, European Patent Office, Hong-Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims direct to certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and WTX-124. These applications also claim certain compositions of matter and method of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through to 2040, excluding any extension of patent term that may be available. A third patent family that we co-own currently includes pending applications in the U.S., Australia, Canada, China, Europe, Japan, and Republic of Korea that claim certain pharmaceutical compositions and methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fourth patent family currently includes pending applications in the U.S., Canada, Europe, Japan, and Republic of Korea that claims certain methods of use of IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fifth patent family also includes pending applications in the U.S., Australia, Canada, Europe, Japan, Taiwan, and the U.S. that claim certain methods of use with respect our IL-2 INDUKINE molecules and our WTX-124 product candidate. This family also claims certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A sixth patent family includes a pending PCT application that claims certain compositions of matter and method of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. We intend to file national applications in other jurisdictions based on the pending PCT application before the applicable deadline. Our seventh patent family includes a pending U.S. provisional application that claims certain methods of use with respect to our IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through 2046, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
WTX-330
We own seven families directed to IL-12 INDUKINE molecules and our WTX-330 product candidate. One of the families includes patents issued in the U.S. (three patents), Australia (two patents), Japan, Mexico, and Russian Federation with certain composition of matter claims with respect to IL-12 INDUKINE molecules. We have also filed a pending U.S. application and pending foreign applications in Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and WTX-330. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes pending patent applications in the U.S., Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and WTX-330. The 20-year term for patents in this family runs through to 2041, excluding any extension of patent term that may be available. Our third patent family includes pending applications in the U.S., Australia, Canada, European Patent Office, Japan, and Republic of Korea that claim certain methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate. The 20-year term for patents based on this international application will run through 2043, excluding any extension of patent term that may be available. Our fourth patent family currently includes a pending PCT application and pending applications in the U.S., Australia, Canada, European Patent Office, Japan, and Taiwan, that claim certain methods of use of IL-12 INDUKINE molecules and our WTX-330 product candidate. This family also claims certain methods of use with respect to INF-a INDUKINE molecules and WTX-613, and IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. A fifth patent family includes pending applications in the U.S., Canada, European Patent Office, and Japan that claim certain methods of use of our IL-12 INDUKINE molecules and WTX-330 product candidate. The 20-year term for patents in this family will run through 2044, excluding any extension of patent term that may be available. A sixth patent family includes a pending PCT application that claims certain methods of use of our IL-12 INDUKINE molecules and WTX-330 product candidate. We intend to file national applications in other jurisdictions based on the PCT application before the applicable deadlines. The 20-year term for patents in this family will run through 2045, excluding any extension of patent term that may be available. A seventh patent family includes a pending U.S. provisional application that claims certain compositions of matter and methods of use with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate. This family also claims certain compositions of matter and methods of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through 2046, excluding any extension of patent term that may be available. We plan to file an international patent application under the PCT based on this provisional application before the applicable deadlines.
WTX-613
We own five patent families directed to our INF-a INDUKINE molecules and our WTX-613 product candidate. We own a first patent family that includes pending applications in the United States, Australia, Brazil, Canada, China, European Patent Office, Hong Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa that claim certain compositions of matter and methods of use with respect to INF-a INDUKINE molecules and WTX-613. The 20-year term for patents in this family runs through 2039, excluding any extension of patent term that may be available. A second patent family currently includes patents issued in the U.S. (two patents), and pending patent applications in the U.S., Australia, Brazil, Canada, China, European Patent Office, Hong-Kong, India, Israel, Japan, Republic of Korea, Mexico, Russian Federation, Singapore and South Africa with claims directed to certain compositions of matter and methods of use with respect to WTX-613. These applications also claim certain compositions of matter and method of use with respect to IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available. We filed a pending application in the United States that combined the disclosures of the first and second families and claims compositions of matter and certain methods of use with respect to WTX-613. The 20-year term for patents based on the pending U.S. application will run through to 2039 or 2040, depending on the particular claims, excluding any extension of patent term that may be available. Our third patent family includes pending applications in the U.S., Canada, China, European Patent Office, Japan, and Taiwan. that claim certain compositions of matter and methods of use with respect our INF-a INDUKINE molecules. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available. Our fourth patent family also includes pending applications in the U.S., Australia, Canada, European Patent Office, Japan, and Taiwan that claim certain methods of use with respect to INF-a INDUKINE molecules and WTX-613. This family also claims certain methods of use of with respect to IL-12 INDUKINE molecules and our WTX-330 product candidate, and IL-2 INDUKINE molecules and our WTX-124 product candidate. The 20-year term for patents in this family will run through to 2042, excluding any extension of patent term that may be available.
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
WTX-921
We own one patent family directed to our IL-10 INDUKINE molecules and our WTX-921 product candidate. The patent family includes pending applications in the United States, Australia, Canada, China, European Patent Office, and Japan with claims directed to certain compositions of matter and method of use with respect to IL-10 INDUKINE molecules and WTX-921. The 20-year term for patents in this family runs through 2044.
WTX-1011 and WTX-2022
We own four patent families directed to our INDUCER T-cell engagers, our WTX-1011 product candidate and our WTX-2022 product candidate. One of the patent families includes a pending PCT application that claims certain compositions of matter and method of use with respect to INDUCER T-cell engagers. We intend to file national applications in other jurisdictions based on the pending PCT application before the applicable deadline. The 20-year term for patents in this family runs through 2045, excluding any extension of patent term that may be available. The second family consists of a pending U.S. provisional application. We plan to file an international application under the PCT based on this provisional before the applicable deadline. The 20-year term for patents in this family runs through 2046. The third family currently consists of a pending U.S. provisional application that claims certain compositions of matter and methods of use with respect to INDUCER T-cell engagers and our WTX-1011 product candidate. We plan to file an international application under the PCT based on this provisional before the applicable deadline. The 20-year term for patents in this family runs through 2046. The fourth family currently consists of pending U.S. provisional application that claims certain compositions of matter and methods of use with respect to INDUCER T-cell engagers and our WTX-2022 product candidate. We plan to file an international application under the PCT based on this provisional before the applicable deadline. The 20-year term for patents in this family runs through 2046.
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
In October 2018, we and Harpoon amended the Harpoon Agreement by entering into a First Amended and Restated Assignment and License Agreement, or the First Amended and Restated Harpoon Agreement, which amended certain terms of the original agreement, but did not change the terms of the license to us, patent assignments between the parties or payments due to Harpoon.
In December 2019, we and Harpoon amended the First Amended and Restated Harpoon Agreement by entering into a Second Amended and Restated Assignment and License Agreement, or the Second Amended Harpoon Agreement, which granted to us an additional worldwide, exclusive, irrevocable, royalty-bearing, transferable, assignable, sublicensable license under certain patents owned by Harpoon and related to certain proteins, to make, have made, use, sell, offer for sale and import products that are covered by such patents in the field of molecules comprising a certain protein. Under the Second Amended Harpoon Agreement, we agreed to pay to Harpoon a low single digit percentage royalty on net sales by us or any of our affiliates or licensees of any products that we commercialize covered by these additional licensed patents. In addition, we also agreed to grant to Harpoon, and Harpoon agreed to grant to us, a perpetual, non-exclusive, irrevocable, royalty-free license under certain other patents directed to a certain binding domain of a certain protein, to make, have made, use, sell, offer for sale and import products that are covered by such patents in a field defined by a certain type of molecule with respect to each party.
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
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity. For drug products, the six-month period of exclusivity may be attached to the term of any existing patent or regulatory exclusivity. For biologic products, the six-month period may only be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity for drugs and biologics, or patent protection that covers a drug product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application..
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
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The ACA has been subject to litigation challenging its provisions, and such litigation is likely to continue with uncertain results. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through the first eleven months of the President’s fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA may continue, with unpredictable and uncertain results.
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
For example, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law by President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Medicare Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Medicare Part D drugs in 2028, and 20 Medicare Part B or Medicare Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law. The law also capped Medicare beneficiary out-of-pocket drug costs at $4,000 per year in 2024 and $2,000 a year from 2025 onward.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations and on November 25, 2025, CMS released negotiated prices for these fifteen additional drugs that will go into effect beginning on January 1, 2027.
While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain.
The current presidential administration has indicated that reducing prescription drug prices will be a focus, with CMS issuing a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the Trump administration and that CMS is committed to considering opportunities to bring greater pricing transparency. Moreover, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most-favored-nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most-favored-nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most-favored-nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Most recently, on December 21, 2025, CMS released proposed rules that, if finalized, would introduce two new mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
At the state level, legislatures are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Human Capital
As of December 31, 2025, we had 39 full-time employees, including a total of 15 employees with M.D. or Ph.D. degrees. Of these full-time employees, 27 were engaged in research and development. In February 2026, we implemented a reduction in force, affecting approximately 64% of our workforce as part of a restructuring plan intended to better align our resources with our pursuit of strategic alternatives. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
As of December 31, 2025 we had cash and cash equivalents of $57.1 million, an accumulated deficit of $475.4 million and during the year ended December 31, 2025 we used $60.3 million in cash and cash equivalents to fund operating activities. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued in this Annual Report, and we expect continuing operations beyond the near term will require additional liquidity. We have not established a source of revenue to fund operating activities and we have no dedicated source of liquidity available to us other than our ATM Offering. We have been in the past and are currently subject to General Instruction I.B.6 of Form S-3, which may limit our ability to sell shares of our common stock through the ATM Offering for the foreseeable future. We may also be required to reduce our current spending requirements where possible.
If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives to advance our promising platform and drug development pipeline, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to successfully mitigate the conditions which raise substantial doubt about our ability to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment, or our board of directors may conclude that it is in the best interest of our stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, we would be required to pay our obligations and set aside funds for reserves prior to making any distribution to stockholders and there would be no assurances that there would be any assets remaining available for distribution to stockholders in such event.
We will need additional funding. If we are unable to raise capital, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely. We are continuing to evaluate strategic alternatives and our ability to extend our capital resources. The potential impact and success of our exploration of any strategic alternatives, if available at all, are uncertain and may not be successful.
Based on our current operating plan, we expect that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund operational expenses and capital expenditure requirements into the fourth quarter of 2026, and we do not expect that our existing cash resources will be sufficient to fund our operations for at least twelve months from the date these consolidated financial statements are issued in this Annual Report. If we are unable to raise additional capital, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or we may be forced to cease our operation entirely. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. If we are unable to raise capital when needed or on attractive terms, or should we engage in one or more potential strategic transactions, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts or to cease operations entirely. Our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.
On February 24, 2026, we announced that we plan to explore strategic alternatives to maximize near and long-term stockholder value, which may include a sale of our company, a business combination or merger, a sale of assets, licensing or collaboration arrangements, or other strategic transactions. We do not have a defined timeline for the exploration and evaluation of strategic alternatives, and there can be no assurance that the process will result in any strategic alternative being announced or consummated. Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.
The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative on favorable terms, in an advantageous timeframe, or at all could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into future strategic alternatives. In addition, potential strategic alternatives, if available, that require stockholder approval may not be approved by our stockholders.
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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $60.8 million for the fiscal year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $475.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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

We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of WTX-124, WTX-330, our INDUCER molecules, and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate one or more of our research and development programs or other operations.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales.
As of December 31, 2025, we had cash and cash equivalents of $57.1 million. Our cash and cash equivalents will not be sufficient to complete development of WTX-124, WTX-330, our INDUCER molecules, or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on acceptable terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
Our future capital requirements, both short-term and long-term, will depend on many factors, including:
•the scope, progress, timing, costs and results of researching and developing our current product candidates, including with respect to WTX-124 and WTX-330, our INDUCER molecules, or any future product candidates;
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
•the timing of, and the cost involved in, obtaining marketing approval for WTX-124, WTX-330, our INDUCER molecules, or any future product candidates, and our ability to obtain marketing approval and generate revenue from any potential commercial sales of such product candidates;
•the cost of building a sales force in anticipation of product commercialization and the cost of commercialization activities for WTX-124, WTX-330, our INDUCER molecules, or any future product candidates if we receive marketing approval, including marketing, sales and distribution costs;
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
We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. As of December 31, 2025, we had federal and state net operating loss carryforwards of $215.3 million and $153.7 million, respectively. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our prior private placement financings or other transactions, we have experienced ownership changes on June 10, 2019, August 2, 2019 and August 31, 2022, and we may in the future experience ownership changes as a result of subsequent changes in our stock ownership for purposes of Section 382. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income are subject to limitations, which could result in increased future tax liability to us and could have an adverse effect on our future results of operations. There is also a risk that due to regulatory changes, such as suspension of the use of net operating losses, or for other unforeseen reasons, our existing net operating losses and other tax attributes could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing net operating loss carryforwards that may significantly impact our ability to utilize net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our net operating losses and other tax attributes.

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
Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully develop and commercialize WTX-124, WTX-330, our INDUCER molecules, and any future product candidates. The success of our product candidates will depend on several factors, including the following:
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
Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for WTX-124, WTX-330, our INDUCER molecules, or any future product candidates.
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of WTX-124, WTX-330, our INDUCER molecules, and any future product candidates, which may never occur. Given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921, WTX-1011, WTX-2022 or another product candidate we develop in the future is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, JZP898, WTX-712, WTX-518, WTX-921, WTX-1011, WTX-2022 and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE and INDUCER constructs we may not be able to obtain intellectual property to broad INDUKINE or INDUCER polypeptides or engineered INDUKINE or INDUCER constructs.
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
As of January 1, 2025, a new international recognition procedure, or IRP, applies, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.
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
It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
The ACA has been subject to litigation challenging its provisions, and such litigation is likely to continue with uncertain results. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect for the first eleven months of the President’s fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022. Additionally, the Inflation Reduction Act, or the IRA, also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.
In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it began to apply from January 2025 onward, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
In August, 2022, the IRA was signed into law by President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. Ten high-cost drugs paid for by Medicare Part D will be subject to negotiated prices starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. In August 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective on January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations and on November, 25, 2025, CMS released negotiated prices for such products that will go into effect beginning January 1, 2027. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and its results, and potential impacts on our business, are uncertain.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada.
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
The effects of the IRA on our business and the healthcare industry in general are not yet known. Accordingly, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
On April 15, 2025, President Trump issued an Executive Order that directs HHS to take steps to reduce the prices of pharmaceutical products. The executive order repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
Subsequently, on May 12, 2025, President Trump issued an additional executive order, or the Additional Order, calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. Since the Additional Order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most-favored-nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Most recently, on December 21, 2025, CMS issued two proposed rules that, if implemented, would introduce two mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
At the U.S. state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research as well as market, sell and distribute any products for which we obtain marketing approval. These include, but are not limited to the following:
Anti-Kickback Statute. The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.
False Claims Laws. The federal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement or record material payment of a false claim or avoiding decreasing or concealing an obligation to pay money to the federal government.
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
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests by physicians and their immediate family members. As of January 1, 2022, applicable manufacturers are also required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.
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
Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from federal healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from federal healthcare programs.
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
In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
In December 2025, Congress enacted a law that, subject to certain grandfather provisions, will prohibit U.S. federal agencies from procuring or obtaining “biotechnology equipment or services” from certain Chinese companies designated as “biotechnology companies of concern.” It will also prohibit U.S. federal agencies from entering into, extending or renewing contracts with any entity that either uses biotechnology equipment or services provided by a designated biotechnology company of concern in performance of the contract or enters into any contract with a third party that requires either party to use biotechnology equipment or services produced or provided by a biotechnology company of concern. It also prohibits an executive agency from obligating or expending a loan or grant to procure biotechnology equipment or services produced or provided by a designated biotechnology company of concern. Regulatory or legislative action taken by the U.S. government to impose restrictions on transactions with China, like the restrictions described above, could have the potential to severely restrict the ability of companies like ours to contract with Chinese biotechnology companies of concern, which could have adverse effects on the development of our product candidates and our business operations.

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
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, HHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of artificial intelligence to review product applications. Additionally, any federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.
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
We may encounter difficulties in managing the growth of our organization, which could disrupt our operations.
As of December 31, 2025, we had 39 employees. In February 2026, we implemented a reduction in force affecting approximately 64% of our workforce as part of a restructuring plan intended to better align our resources with our pursuit of strategic alternatives. Additional risks associated with the continuing impact of our restructuring plan include employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, and adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future). If we do not realize the expected benefits of our restructuring plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
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
We are required to comply with the continued listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, including, among other things, maintaining a minimum closing bid price of $1.00 per share, referred to as the minimum bid price requirement. On February 4, 2026, we received a deficiency letter, or the Notice, from the Nasdaq Listing Qualifications Department, or the Staff, notifying us that we had failed to meet the bid price requirement. The Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, which expires on August 3, 2026, to regain compliance with the bid requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 calendar day period, at which time the Staff will provide written notification to us that we comply with the bid requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
If we are unable to comply with the minimum bid price requirement by August 3, 2026, shares of our common stock could be subject to delisting, which would have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.
The price of our common stock could be subject to volatility related or unrelated to our operations.
Our stock price is likely to be volatile. For example, from January 1, 2025, until March 20, 2026, our stock price has ranged from $0.53 to $2.38. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
Our common stock trades on The Nasdaq Global Select Market under the symbol HOWL. As of March 20, 2026, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name.
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
Overview
We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer and other immune-mediated conditions. We have leveraged our proprietary PREDATOR platform to design conditionally activated molecules that stimulate both adaptive and innate immunity with the goal of addressing the limitations of conventional proinflammatory immune therapies. Our molecules, which we refer to as INDUKINE and INDUCER molecules, are intended to activate selectively in the tumor microenvironment, or TME. Our most advanced product candidates, WTX-124 and WTX-330, are systemically delivered, conditionally activated Interleukin-2 and Interleukin-12, respectively, INDUKINE molecules for the treatment of multiple tumor types.
The Phase 1/1b clinical trial of WTX-124 is expected to be completed in the second quarter of 2026. Additional funding will be required to initiate any further development, which could include a registration-enabling trial. We are currently seeking a strategic partnership for the further development of WTX-124.
The dose- and regimen-determining Part A of the Phase 1b/2 clinical trial of WTX-330 is expected to be completed in the second quarter of 2026. Additional funding will be required to further develop WTX-330, which could include sequential administration of WTX-330 and WTX-124 that may provide a novel development path in poorly immunogenic tumors. We are currently seeking a strategic partnership for the further development of WTX-330.
Strategic Review
In February 2026, we adopted a restructuring plan to extend our capital resources in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We have engaged Piper Sandler & Co., or Piper Sandler, to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process may include, among other options, a sale of our company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the restructuring plan, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives (the “Reduction”). As a result of the Reduction, we estimate that we will incur a one-time charge in the first quarter of 2026 related to employee separation benefits, including severance and related benefits, of approximately $4.1 million, most of which is anticipated to result in cash expenditures to be incurred in the first quarter of 2026. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates.
Financial Operations Overview
Revenue
Historically, all of our revenue has been generated from a global collaboration and license agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, under which Jazz acquired exclusive global development and commercialization rights to Interferon alpha, or IFNα, INDUKINE molecule, JZP898 (formerly WTX-613). In June 2024, we executed a transfer agreement, or the Transfer Agreement, to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement.

We retain the rights to the receipt of payments under the Collaboration Agreement upon successfully achieving various development and regulatory and sales-based milestones. There can be no assurance of the timing of when such payments will become due to us, if at all.
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
Our external development costs were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
WTX-124	$15,500	$15,481
WTX-330	5,762	13,269
WTX-1011	208	—
WTX-2022	113	—
WTX-712	108	1,389
WTX-921	71	4
WTX-518	64	294
JZP898	—	545
Pre-development candidates	3,476	1,793
Total external development costs	$25,302	$32,775
Research and development activities have historically been central to our business model. We expect our research and development costs will decrease in the near future as we explore strategic alternatives available to advance our platform and drug development pipeline.
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates, if any. The actual probability of success for our product candidates will depend on a variety of factors, including:
•the outcome of our strategic review process;
•the scope, rate of progress and expenses of our research activities as well as any preclinical studies and clinical trials, including our ongoing Phase 1/1b clinical trial for WTX-124 and the Phase 1b/2 clinical trial for WTX-330, as well as other research and development activities;

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
At this time, we cannot reasonably estimate the nature, timing, and estimated costs associated with the efforts that will be necessary to complete our strategic review process.
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
Other Income, Net
Other income, net primarily consists of the unrealized gain or loss recognized on the change in fair value of the derivative liability associated with the K2HV Loan Agreement.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to those related to accrued expenses and assumptions used in the valuation of stock-based compensation expense and the fair value of the derivative liability. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.

While our significant accounting policies are described in more detail in Note 3, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included within Part IV, Item 15 in this Annual Report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Stock-based Compensation
We issue stock-based awards to employees and directors, generally in the form of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, or as awards under the 2021 Employee Stock Purchase Plan, or the 2021 ESPP. Occasionally, we may also grant inducement equity awards in the form of non-qualified stock options to purchase shares of our common stock to newly hired employees pursuant to Nasdaq Listing Rule 5635(c)(4), or Inducement Awards. Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period of the award on a straight-line basis. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance condition, which affects the period over which the expense is recognized. When the likelihood of satisfying the performance conditions related to an award is determined to be probable, the expense is recognized over the requisite service period. We have not granted any awards with market conditions. We recognize forfeitures of stock-based awards as they occur.
The grant date fair value of stock options, Inducement Awards, and awards granted under the 2021 ESPP are measured using the Black-Scholes valuation model, which requires us to make assumptions about the fair value of the underlying common stock on the date of grant. The grant date fair value of RSUs and RSAs is estimated to be equal to the closing price of our common stock on the date of grant. In the event that stock-based awards are granted in contemplation of or shortly before a planned release of material non-public information, and such information is expected to result in a material increase in the share price of our common stock, we may consider whether an adjustment to the observable market price is required when estimating the grant date fair value.
Recent Accounting Pronouncements
See Note 3, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included within Part IV, Item 15 of this Annual Report for a description of recent accounting pronouncements applicable to our business.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of reduced disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Results of Operations
Comparison of the years ended December 31, 2025 and 2024
The following table summarizes our results of operations:

	Year Ended December 31,			$ Change
	2025		2024
	(in thousands)
Revenue:
Collaboration revenue	$—		$1,885	$(1,885)
Operating expenses:
Research and development	44,830		56,434	(11,604)
General and administrative	15,847		19,045	(3,198)
Total operating expenses	60,677		75,479	(14,802)
Operating loss	(60,677)		(73,594)	12,917
Other (expense) income:
Interest income	3,108		6,673	(3,565)
Interest expense	(5,274)		(4,656)	(618)
Loss on extinguishment of debt	—	—	(553)	553
Other income, net	2,021		1,615	406
Total other (expense) income	(145)		3,079	(3,224)
Net loss	$(60,822)		$(70,515)	$9,693
Revenue
No revenue was recognized during the year ended December 31, 2025. Following the execution of the Transfer Agreement with Jazz in June 2024, the only significant source of revenue expected to be generated from the Collaboration Agreement are the remaining development and regulatory and sales-based milestones. Based on our assessment that there continues to be a high level of uncertainty of achieving these milestones, no revenue from the remaining milestones has been recognized during the year ended December 31, 2025. Comparatively, we recognized $1.9 million during the year ended December 31, 2024 related to the Collaboration Agreement with Jazz prior to the execution of the Transfer Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Year Ended December 31,		$ Change
	2025	2024
	(in thousands)
Clinical trial costs	$14,563	$11,710	$2,853
Personnel	12,604	16,192	(3,588)
Manufacturing	6,690	17,458	(10,768)
Contract research organization	4,049	3,607	442
Lab consumables	3,423	3,400	23
Facility costs	3,101	3,346	(245)
Other	400	721	(321)
Total research and development expenses	$44,830	$56,434	$(11,604)
Research and development expenses for the year ended December 31, 2025 were $44.8 million, compared to $56.4 million for the year ended December 31, 2024. The decrease of $11.6 million was primarily due to:
•$3.6 million of decreased personnel costs, driven primarily by a decrease in discretionary bonuses paid to employees during the year ended December 31, 2025 combined with an overall decrease in headcount compared to the year ended December 31, 2024. Additionally, costs associated with stock-based awards was lower during the year ended December 31, 2025 due to the valuation and timing of awards granted to employees; and

•$10.8 million of decreased manufacturing costs, driven by a decrease in costs associated with WTX-330, WTX-124, WTX-721, and JZP898 of $7.5 million, $2.0 million, $0.8 million, and $0.5 million, respectively. Costs associated with WTX-330 were higher during the year ended December 31, 2024 in preparation for our Phase 1b/2 clinical trial for WTX-330 that was initiated during the first quarter of 2025. Similarly, costs associated with WTX-124 were higher during the year ended December 31, 2024 due the timing of an increase in manufacturing efforts necessary to continue to support the Phase 1/1b clinical trial of WTX-124. The decrease in costs associated with WTX-712 is due to the timing of IND-enabling studies performed during the year ended December 31, 2024 that were not recurring during the year ended December 31, 2025. The costs associated with JZP898 were higher during the year ended December 31, 2024 prior to the execution of the Transfer Agreement with Jazz.
These decreases were partially offset by:
•$2.9 million of increased clinical trial costs, driven by costs associated with the continued enrollment in our ongoing Phase 1/1b clinical trial for WTX-124 and the initiation of our Phase 1b/2 clinical trial for WTX-330.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Year Ended December 31,		$ Change
	2025	2024
	(in thousands)
Personnel	$7,359	$9,645	$(2,286)
Professional services	4,509	5,151	(642)
Facility costs	1,346	1,446	(100)
Corporate insurance	1,065	1,151	(86)
Information technology costs	750	757	(7)
Other	818	895	(77)
Total general and administrative expenses	$15,847	$19,045	$(3,198)
General and administrative expenses were $15.8 million for the year ended December 31, 2025 compared to $19.0 million for the year ended December 31, 2024. The decrease of $3.2 million was primarily due to:
•$2.3 million of decreased personnel costs, driven primarily by a decrease in discretionary bonuses paid to employees during the year ended December 31, 2025 compared to the year ended December 31, 2024. Additionally, costs associated with stock-based awards was lower during the year ended December 31, 2025 due to the valuation and timing of awards granted to employees; and
•$0.6 million of decreased professional services fees due to decreased use of external consultants during the period.
Interest Income
Interest income was $3.1 million for the year ended December 31, 2025 compared to $6.7 million for the year ended December 31, 2024. This decrease in interest income was primarily the result of lower balances in money market accounts during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest Expense
Interest expense was $5.3 million for the year ended December 31, 2025 compared to $4.7 million for the year ended December 31, 2024. This increase in interest expense was primarily the result of a higher effective interest rate under the K2HV Loan Agreement compared to the effective interest rate associated with our previous term loan with PWB.
Loss on Extinguishment of Debt
The extinguishment of the PWB term loan resulted in a one-time loss of $0.6 million for the year ended December 31, 2024. As no corresponding finance activity occurred for the year ended December 31, 2025, we did not incur any gain or loss on a debt extinguishment during the current period.
Other Income, Net
Other income, net for the year ended December 31, 2025 and 2024 was $2.0 million and $1.6 million, respectively, and primarily consisted of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement, as well as foreign currency gains and losses related to services performed by foreign vendors during each period.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $60.8 million and $70.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had cash and cash equivalents of $57.1 million and an accumulated deficit of $475.4 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued in this Annual Report, and we expect continuing operations beyond the near term will require additional liquidity.
In February 2026, we adopted a restructuring plan to extend our capital resources in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We engaged Piper Sandler to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process may include, among other options, a sale of our company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the restructuring plan, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. As a result of the reduction in force, we estimate that we will incur a one-time charge in the first quarter of 2026 related to employee separation benefits, including severance and related benefits, of approximately $4.1 million, most of which is anticipated to result in cash expenditures to be incurred in the first quarter of 2026. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates.
While our strategic review process is underway, we expect our overall costs will decrease in the near term due to the reduction in force, the completion of our clinical trials, and other cost reduction initiatives. The outcome of our strategic review process will inform our future development plans and the costs associated with those efforts. If we decide to resume enrollment in our clinical trials or development of our preclinical product candidates, however, we expect that our research and development and general and administrative expenses would increase.
We will need additional capital to fund our operations, which we may raise through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Additionally, the extent to which we use our at-the-market program as a source of future funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and whether we are then subject to limitations on our ability to use Form S-3 to sell more than one-third of the aggregate market value of our public float in the trailing 12-month period, which limitations will remain in place until such time as our public float exceeds $75 million. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.
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
Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share, or the Fixed Price Conversion, and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement, or the Variable Price Conversion, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as an embedded derivative under ASC 815, Derivatives and Hedging, or ASC 815, at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying consolidated statements of operations.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of December 31, 2025, we are in compliance with all covenants.
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

We have presented the full amount of the term loan payable, net of discount and issuance costs, as a current liability as of December 31, 2025, given the potential that the loan may be repaid in the subsequent twelve months.
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering, or the Prospectus, with an aggregate offering price of up to $12.5 million in the ATM Offering as a result of being subject to General Instruction I.B.6 of Form S-3, or the Baby Shelf Limitation. As of December 31, 2025, we remain subject to the Baby Shelf Limitation. During the year ended December 31, 2025, we sold an aggregate of 3,626,701 shares of our common stock at an average price of $1.77 per share for net proceeds of $5.9 million after deducting sales commissions and offering expenses.
Jazz Collaboration
As of December 31, 2025, we have received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. We are eligible to receive up to an additional $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. There is no guarantee of when the conditions necessary to receive the milestone payments will be met, if at all.
Plan of Operation and Future Funding Requirements
As of December 31, 2025, we had cash and cash equivalents of $57.1 million. We also had restricted cash and cash equivalents of $0.9 million as of December 31, 2025. Based on our current operating plan, we expect that our cash and cash equivalents as of December 31, 2025, will be sufficient to fund operational expenses and capital expenditure requirements into the fourth quarter of 2026 and will be insufficient to allow us to fund our current operating plan through at least twelve months from the date these consolidated financial statements are issued in this Annual Report. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued in this Annual Report. As described above, we have initiated a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder. The outcome of our strategic review process will inform our future funding requirements, however, because of the numerous risks and uncertainties associated with the strategic review process, we are unable to estimate our current operating capital requirements.
The timing and amount of our operating expenditures will depend largely on:
•the nature, timing, and extent of our strategic review process;
•the pursuit of viable strategic alternatives, if any;
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
•the cost of building a sales force in anticipation of product commercialization and the cost of commercialization activities for WTX-124, WTX-330, our INDUCER molecules, or any future product candidates if we receive marketing approval, including marketing, sales and distribution costs;
•the potential emergence of competing therapies and other adverse market developments;

•the amount and timing of any payments we may be required to make pursuant to our license agreement with Harpoon Therapeutics, Inc., or other future license agreements or collaboration agreements;
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
Cash Flows
The following table provides information regarding our cash flows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(60,292)	$(56,188)
Investing activities	—	(254)
Financing activities	6,028	13,080
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(54,264)	$(43,362)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $60.3 million compared to $56.2 million for the year ended December 31, 2024. This increase in cash used for operating activities of $4.1 million is driven by several factors, including a decrease in the interest income recognized during the year ended December 31, 2025 of $3.6 million compared to the year ended December 31, 2024. Additionally, as a result of the execution of the Transfer Agreement in June 2024, we recognized no revenue during the year ended December 31, 2025; a decrease of $1.9 million from the collaboration revenue recognized during the year ended December 31, 2024, net of the change in deferred revenue and other receivables for the same period. Finally, our operating expenses, excluding non-cash expenses, have decreased $12.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was largely offset by an increase of $10.7 million in the cash used to pay down our current operating liabilities, net of prepaid expenses.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $0.3 million, which represents capital expenditures of property and equipment used in our operations during the period. No such expenditures occurred during the year ended December 31, 2025.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $6.0 million compared to $13.1 million for the year ended December 31, 2024. Cash provided by financing activities for the year ended December 31, 2025 primarily consists of net proceeds of $5.9 million from our ATM Offering. Net proceeds from our ATM Offering were significantly higher for the year ended December 31, 2024 due to significantly higher transaction volume combined with a higher average price per share of our common stock sold, which resulted in $23.6 million in net proceeds from our ATM Offering during the year ended December 31, 2024. These proceeds were partially offset by the repayment of all amounts outstanding under the PWB Loan Agreement, which resulted in the repayment of $10.7 million in term loans, net of proceeds and debt issuance costs from the K2HV Loan Agreement.
Contractual Obligations
Overview
In the normal course of business, we enter into agreements with CROs, contract manufacturers, vendors and other third parties for preclinical studies and clinical trials, manufacturing services and other services and products for operating purposes. These contracts do not contain minimum purchase commitments and are cancellable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.
Term Loan Facilities
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facilities” for a description of the K2HV Loan Agreement.
Lease Agreement
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and expires in May 2030. Total estimated base rent payments over the remaining term of the lease are approximately $11.1 million.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment as of December 31, 2025, management concluded that our internal control over financial reporting was effective at the reasonable assurance level.
This Annual Report does not include an attestation report of our independent registered public accounting firm, as it is not required for as long as we remain an emerging growth company or a smaller reporting company with less than $100.0 million in annual revenue.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Director Biographies
Biographical information, including principal occupation and business experience during the last five years, and age as of March 27, 2026, for our directors is set forth below.
Briggs Morrison, M.D., age 67, has served as a member of our board of directors since November 2019. He has served as Executive Partner at MPM Capital since June 2015, and as the Chief Executive Officer and a member of the board of directors of Crossbow Therapeutics, Inc., a privately held biotechnology company, since February 2022. Previously, he served as President, Head of Research and Development, of Syndax Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from February 2022 to April 2023, and prior to that was the Chief Executive Officer of Syndax Pharmaceuticals, Inc., from June 2015 to January 2022. Dr. Morrison has served as a member of the board of directors of Arvinas Inc. since June 2018, and CRISPR Therapeutics AG since June 2025, each of which is a publicly traded biopharmaceutical company. Dr. Morrison previously served as a member of the board of directors of Syndax Pharmaceuticals, Inc., from July 2015 to May 2024, Carisma Therapeutics Inc. from July 2020 to October 2025, NextCure Inc. from March 2019 to April 2021, Codiak Biosciences Inc. from February 2018 to April 2021, Oncorus, Inc. from April 2016 to April 2021, and Repare Therapeutics Inc. from June 2017 to August 2024, each of which was a publicly traded biopharmaceutical company. He also serves as a member of the board of directors of several privately held biotechnology companies. Previously, Dr. Morrison was the Chief Medical Officer and Head of Global Medicines Development at AstraZeneca plc from January 2012 to June 2015. Before joining AstraZeneca, he held several positions at Pfizer Inc., including Head, Medical Affairs, Safety and Regulatory Affairs for Pfizer’s human health business. Dr. Morrison also previously held several positions at Merck Research Laboratories, a division of Merck & Co., Inc., including Vice President, Clinical Sciences, Oncology. He was a member of the executive committee of the Clinical Trials Transformation Initiative sponsored by the FDA and is on the board of the Alliance for Clinical Research Excellence and Safety. Dr. Morrison has a B.S. in biology from Georgetown University and an M.D. from the University of Connecticut Medical School. He completed residency training in internal medicine at Massachusetts General Hospital and a fellowship in medical oncology at the Dana-Farber Cancer Institute. We believe Dr. Morrison is qualified to serve as a member of our board of directors due to his extensive executive leadership experience, his medical background and training and his service on the boards of other public and private biopharmaceutical and biotechnology companies.
Michael Sherman, M.B.A., age 59, has served on our board of directors since May 2021. Mr. Sherman previously served from April 2019 to July 2023 as Chief Executive Officer and a member of the board of directors of Chimerix, Inc., a publicly traded biopharmaceutical company, and as chair of the board of directors of Chimerix from August 2023 to April 2025. Prior to that, Mr. Sherman served as President, Chief Executive Officer, and member of the board of directors of Endocyte, Inc., a biopharmaceutical company, from June 2016 until December 2018, when it was acquired by Novartis. Mr. Sherman joined Endocyte in 2006 and served as its Chief Financial Officer and Chief Operating Officer prior to becoming Chief Executive Officer. Prior to joining Endocyte, Mr. Sherman served in various executive roles, including as vice president of finance and strategic planning for Guidant Corporation, which was acquired by Boston Scientific Corporation. Mr. Sherman has served on the board of directors of Aktis Oncology, Inc., a publicly traded company, since August 2025. Mr. Sherman also currently serves on the board of directors of a privately held life sciences company. He has also served on the board of directors of Biospecifics Technologies, Inc. from April 2020 until its acquisition by Endo Pharmaceuticals in December 2020, and he served as chair of the board of directors of the Children’s Museum of Indianapolis from January 2012 until December 2022. Mr. Sherman holds a BA in economics from DePauw University and an MBA from the Tuck School of Business at Dartmouth, graduating as a Tuck Scholar. We believe that Mr. Sherman’s 30 years’ experience advancing therapeutics to commercial launch and driving companies to successful operations and strategic transactions in the biotechnology and medical technology industries qualifies him to serve as a member of our board of directors.
Anil Singhal, Ph.D., age 73, has served on our board of directors since February 2025. Since January 2021, Dr. Singhal has been serving as the President and Chief Executive Officer of Trishula Therapeutics, Inc., a private biotechnology company, where he also serves on its board of directors. From May 2019 to September 2020, Dr. Singhal served as the President and Chief Executive Officer and a member of the board of directors of Adicet Bio, Inc., or Adicet Bio, where he led the then-private biotechnology company to its first oncology investigational new drug application submission and its merger with resTOR bio, Inc., which resulted in Adicet Bio becoming a public company. Dr. Singhal briefly served as an advisor to Adicet Bio from September 2020 to February 2021 following the merger. Dr. Singhal also served as Vice President, Early Oncology Development, of AbbVie Inc., a publicly traded pharmaceutical company, from January 2013 to March 2018. In addition, from July 2018 through September 2024, Dr. Singhal was a member of the board of directors of TriSalus Inc., a biotechnology company that became publicly traded in 2023. Dr. Singhal is a member of the American Association of Cancer Research, which he joined in 2005, and a member of the American Society of Clinical Oncology, which he joined in 2007. Dr. Singhal received his B.Sc Honours degree in Biochemistry from Panjab University in India, his MBA in Business Administration from the University of Washington and his Ph.D. in Biochemistry from Rutgers University. We believe Dr. Singhal’s more than three decades of research and development experience in the biopharmaceutical industry qualifies him to serve as a member of our board of directors.
Meeta Chatterjee, Ph.D., age 71, has served on our board of directors since October 2021. Dr. Chatterjee previously was the Chief Strategy Officer of Sun Pharmaceutical Industries Ltd. from August 2023 to November 2025. Prior to that, Dr. Chatterjee served as the Senior Vice President of Global Business Development at Legend Biotech Corporation from March 2019 until November 2022. From November 2007 to May 2018, she served in roles of increasing seniority and responsibility at Merck Research Laboratories, a division of Merck & Co., Inc., a multinational pharmaceutical company, most recently as Head of Strategy, Transactions, and Operations within the Business Development and Licensing (BD&L) group. Dr. Chatterjee served on the board of directors of Editas Medicine, a publicly traded clinical stage biotechnology company, from December 2020 to December 2024. Dr. Chatterjee received her undergraduate education at St. Xavier’s University in Ahmedabad, India, and Rutgers University (B.A., Hons Physics). Dr. Chatterjee received her Doctor of Philosophy in Physiology from Rutgers University and completed a postdoctoral fellowship in the Department of Physiology at the University of Virginia School of Medicine. We believe Dr. Chatterjee’s thirty-plus years of broad strategic and operational experience in pharmaceutical research and development, mergers and acquisition evaluation, in-licensing, and externalization activities qualifies her to serve on our board of directors.
Daniel J. Hicklin, Ph.D., age 62, has served on our board of directors since October 2017. Dr. Hicklin has also served as our President and Chief Executive Officer since August 2019. Dr. Hicklin founded Werewolf Therapeutics in October 2017 and served as a consultant until his appointment as our President and Chief Executive Officer. Dr. Hicklin also served as an Executive Partner at MPM Capital from 2014 to December 2019 and an advisor from January 2020 to December 2022. Previously, Dr. Hicklin was a founder of Potenza Therapeutics, Inc., a privately held biotechnology company, and served as its

President and Chief Executive Officer from April 2014 until its acquisition by Astellas Pharma Inc. in December 2018. From August 2013 until February 2014, Dr. Hicklin was President and Chief Scientific Officer of CoStim Pharmaceuticals, Inc., a privately held biotechnology company that was acquired by Novartis in February 2014. Prior to joining CoStim Pharmaceuticals, Dr. Hicklin held several positions at Merck Research Laboratories (formerly the Schering-Plough Research Institute prior to its acquisition by Merck), including leading its Biologics Strategy for Oncology and the Immuno-Modulation Discovery team. Dr. Hicklin also previously held several positions at Imclone Systems Incorporated, including Vice President, Experimental Therapeutics. Dr. Hicklin has served as a member of the board of directors of several private biotechnology companies. Dr. Hicklin also currently serves on the Industry Advisory Committee for The Mark Foundation for Cancer Research. Dr. Hicklin holds an M.S. and Ph.D. in Microbiology and Immunology from New York Medical College, where he trained with Dr. Soldano Ferrone, and a B.S. from the University of Iowa. We believe that Dr. Hicklin’s operational and historical experience with our company gained from being a founder and serving as our President and Chief Executive Officer and member of our board of directors, combined with his extensive experience in oncology drug discovery, qualifies him to serve as a member of our board of directors.
Michael B. Atkins, M.D., age 71, has served on our Scientific Advisory Board since August 2018 and on our board of directors since January 2024. Dr. Atkins has served as the Deputy Director of the Georgetown Lombardi Comprehensive Cancer Center and William M. Scholl Professor and Vice Chair of the Department of Oncology at Georgetown University Medical Center since 2012. He is also a staff physician in the Division of Hematology-Oncology at MedStar Georgetown University Hospital. Prior to moving to Georgetown in 2012, he began his career at Tufts Medical Center in 1987 before moving to Beth Israel Deaconess Medical Center in April 1997 and being appointed Professor at Harvard Medical School in 2002. At Beth Israel Deaconess he served as Deputy Chief of the Division of Hematology/Oncology and leader of the Biologic Therapy and Cutaneous Oncology Programs, as well as Co-PI of the Harvard Skin Cancer SPORE, and founding leader of the Dana Farber/Harvard Cancer Center Kidney Cancer Program and Director of the DF/HCC Kidney Cancer SPORE. He is past president of the Society for Immunotherapy of Cancer (SITC) and past member of the NCI Recombinant DNA Advisory Committee and the ASCO Nominating Committee. Dr. Atkins is Chair of the Medical Advisory Panel for the Melanoma Research Alliance, and co-chair of the Scientific Advisory Committee and a Board member for the Melanoma Research Foundation. He received the Giant in Cancer Therapy Award-Melanoma from OncLive in 2021, the Lifetime Achievement Award from SITC in 2022, was inducted as a Fellow in the Academy of ImmunoOncology in 2023 and as an American Society of Clinical Oncology (ASCO) Fellow in 2024. Dr. Atkins has a B.S. in chemistry from Tufts University and an M.D. from Tufts Medical School. He completed residency training in internal medicine and a fellowship in Hematology/Oncology at Tufts-New England Medical Center. We believe that Dr. Atkins’ decades of experience as a pioneer in the field of cancer immunotherapy, particularly in his research and clinical use of cytokine-based immunotherapy, provide him with the qualifications and skills to serve on our board of directors.
Luke Evnin, Ph.D., age 62, is a co-founder of our company, served as our President and Chief Executive Officer from December 2017 until August 2019, and has served on our board of directors since October 2017 and as chairman of the board of directors since August 2019. Dr. Evnin co-founded MPM Capital, an early-stage life sciences venture investing firm, in 1997, where he currently serves as Managing Director. As a component of his MPM activities, Dr. Evnin has been a co-founder and served as chairman of the board for multiple MPM portfolio companies. Dr. Evnin has also served on the boards of directors of a number of public and private companies over his venture capital career and currently serves, on behalf of MPM Capital, as a director for multiple private companies. Prior to co-founding MPM Capital, Dr. Evnin spent seven years as a venture capitalist at Accel Partners. Dr. Evnin previously served as Chief Executive Officer of Turmeric Acquisition Corp., a publicly traded special purposes acquisition company formed by MPM Capital from August 2020 through April 2023. In 2015, Dr. Evnin co-founded Harpoon Therapeutics, Inc., a publicly held immunotherapy company, and served as chair of its board of directors until July 2020. Dr. Evnin served on the board of directors of Oncorus, Inc., a publicly traded biotechnology company, from March 2016 until June 2023. Dr. Evnin serves as chairman of the board of directors of the Scleroderma Research Foundation, a not-for-profit entity. Dr. Evnin holds an A.B. in molecular biology from Princeton University and a Ph.D. in biochemistry from the University of California, San Francisco. We believe that Dr. Evnin’s depth and expertise in the life sciences and venture capital industries including significant experience serving on boards of directors and his educational background provide him with the qualifications and skills to serve on our board of directors.
Audit Committee
The current members of our audit committee are Meeta Chatterjee, Ph.D., Anil Singhal, Ph.D., and Michael Sherman, MBA, and Mr. Sherman is the chair of the audit committee.
Our board of directors has determined that Michael Sherman is an “audit committee financial expert” as defined by applicable SEC rules and that each of the members of our audit committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Corporate Governance section of our website, which is located at www.werewolftx.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K. We will provide any person, without charge, a copy of such Code of Business Conduct and Ethics upon written request, which may be mailed to 200 Talcott Ave, 2nd Floor, Watertown, MA 02472, Attn: Corporate Secretary.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of Company securities by our directors, officers, employees, consultants, and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards.
Executive Officer Biographies
For the biography of Dr. Hicklin, please see the section entitled “Director Biographies” above. Biographical information, business experience, and age as of March 27, 2026, for our remaining executive officers is set forth below.
Steven Bloom, age 65, has served as our Chief Business Officer since April 2025. Previously, from July 2023 until April 2025, Mr. Bloom was Chief Business Officer at Vincerx Pharma, Inc., a clinical-stage ADC oncology product platform company, focusing on business development, commercial assessment, and corporate strategy. Prior to that, he was Chief Business Officer at Transgene SA, a clinical stage biotechnology company developing twin platforms focused on oncolytic viruses and cancer vaccine therapies from January 2022 to July 2023; Chief Business Officer at Boston Pharmaceuticals, Inc., a clinical stage biotechnology company, from January 2021 to January 2022; and Chief Business Officer at Vavotar Life Sciences, LLC, an oncology-focused biotechnology company, from November 2019 to December 2020. He previously held senior roles in marketing, patient advocacy, and corporate affairs at Eli Lilly and Company. Mr. Bloom serves as the Chair of the Board of CLL Society, a nonprofit organization that addresses the unmet needs of the chronic lymphocytic leukemia and small lymphocytic lymphoma community through patient education, advocacy, support, and research. Mr. Bloom earned a B.S. at the Northeastern University College of Pharmacy.
Michael Urban, age 45, has served as our Vice President of Finance and Corporate Controller since May 2023. Effective February 13, 2026, Mr. Urban was appointed as our principal financial officer and principal accounting officer. Prior to joining the Company, from March 2021 to April 2023, Mr. Urban served as Senior Director, Corporate Controller and Head of Facilities at Codiak BioSciences, Inc., a biotechnology company. Previously, Mr. Urban served as Director of Finance and Corporate Controller at Indigo Ag, Inc., an agricultural technology company from January 2019 until February 2021. Mr. Urban holds a B.S. in accounting and finance from Assumption University and is a Certified Public Accountant.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of certain changes in ownership of common stock and other equity securities of our company. Such executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish our company with copies of all Section 16(a) forms they file.
To our knowledge, based solely on our review of the reports provided to us and on representations received from our directors and executive officers, we believe that all of our directors, executive officers and persons who beneficially own more than 10 percent of our common stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2025, with the following exceptions: a late Form 4 filing was made on behalf of each of Ansbert Gadicke, MPM BioVentures 2014, L.P., and Luke Evnin, in each instance to report two transactions that occurred on March 27, 2025.
Item 11. Executive Compensation
This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers for 2025. Our named executive officers for 2025 were Daniel J. Hicklin, Ph.D., our President and Chief Executive Officer, Randi Isaacs, M.D., our former Chief Medical Officer, and Timothy W. Trost, our former Chief Financial Officer and Treasurer.
This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

2025 Summary Compensation Table
The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2025 and 2024.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Daniel J. Hicklin, Ph.D(4)	2025	632,557	—	950,791	13,007	1,596,355
President and Chief Executive Officer	2024	608,237	364,638	1,559,867	12,857	2,545,599
Randi Isaacs, M.D.	2025	513,911	—	312,084	12,873	838,868
Former Chief Medical Officer(5)	2024	494,145	215,843	717,180	12,857	1,440,025
Timothy W. Trost	2025	484,638	—	256,668	13,007	754,313
Former Chief Financial Officer(6)	2024	465,998	199,820	537,885	12,857	1,216,560

(1)    In light of the decision to undertake the restructuring in February 2026, our board of directors determined not to award annual bonuses for 2025.
(2)    The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during each year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 10 “Stock-based Compensation” to our consolidated financial statements included within Part IV, Item 15 in this Annual Report, regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the exercise of the stock options or the sale of the common stock underlying such stock options.
(3)    The amounts reported include (i) life insurance premiums of $918 for each of Dr. Hicklin and Mr. Trost and $784 for Dr. Isaacs for 2025 and life insurance premiums of $918 for each of Drs. Hicklin and Isaacs and Mr. Trost for 2024, (ii) the payment of $1,589 for tax gross-ups for long-term disability insurance for each of Drs. Hicklin and Isaacs and Mr. Trost for each of 2025 and 2024, and (iii) 401(k) contributions matched by the company in the amount of $10,500 and $10,350 for Drs. Hicklin and Isaacs and Mr. Trost for 2025 and 2024, respectively.
(4)    Dr. Hicklin is also a member of our board of directors but did not receive any additional compensation in his capacity as a director.
(5)    Dr. Isaacs’ employment with us terminated effective February 13, 2026.
(6)    Mr. Trost’s employment with us terminated effective February 13, 2026.
Narrative to 2025 Summary Compensation Table
Our executive compensation program is administered by the compensation committee of our board of directors, subject to the oversight and approval of our board of directors. Our compensation committee reviews our executive compensation practices on an annual basis and based on this review approves, or, as appropriate, makes recommendations to our board of directors for approval of, our executive compensation program. In designing our executive compensation program, our compensation committee considers compensation data for national and regional companies in the biotechnology/pharmaceutical industry provided by our independent compensation consultant to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. During the past fiscal year, the compensation committee retained Pearl Meyer & Partners, LLC, or Pearl Meyer, a compensation consulting firm, to advise the compensation committee on our compensation program for executive officers, which includes base salaries, annual performance-based cash incentives and equity incentive awards and Pearl Meyer made recommendations with respect to the amount and form of executive and director compensation. Although our compensation committee considers the advice and guidance of Pearl Meyer as to our executive compensation programs, our compensation committee ultimately makes its own decision about these matters. In the future, we expect that our compensation committee will continue to engage independent compensation consultants to provide additional guidance on our executive compensation programs and to conduct further competitive benchmarking against a peer group of publicly traded companies.
Base Salary
We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. In January 2025, we set the 2025 base salaries for Drs. Hicklin and Isaacs and Mr. Trost at $632,557, $513,911, and $484,638, respectively.
Annual Bonus
The employment agreements for Drs. Hicklin and Isaacs and Mr. Trost provide that they will be eligible for annual bonuses up to a specified percentage of their base salary, based upon the assessment of the board of directors (or a committee thereof), in its sole discretion, of the officer’s performance and our Company’s performance during the applicable fiscal year. These annual bonuses are calculated as a percentage of base salary and are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. From time to time, our board of directors or our compensation committee may approve discretionary annual cash bonuses to our named executive officers.
The target annual bonus percentages for the 2025 bonuses were 55% for Dr. Hicklin and 40% for each of Dr. Isaacs and Mr. Trost. In light of the decision to undertake the restructuring in February 2026, our board of directors determined not to award annual bonuses for 2025.
Equity Incentives
Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executive officers, including our named executive officers, and from time to time may grant equity incentive awards to them in the form of stock options.
On January 2, 2025, we granted stock option awards to purchase 592,690 shares, 187,500 shares and 150,000 shares of our common stock to Drs. Hicklin and Isaacs and Mr. Trost, respectively. These stock options vest in equal monthly installments over a four-year period beginning on February 1, 2025 and ending on January 1, 2029.
On January 2, 2025, we granted stock option awards to purchase 185,652 shares, 68,151 shares and 60,358 shares of our common stock to Drs. Hicklin and Isaacs and Mr. Trost, respectively. These stock options vest in full on January 1, 2027.
The vesting of the stock options granted to our named executive officers is subject to acceleration upon certain terminations of the officer’s employment with us, as described below under “Employment Agreements with our Named Executive Officers.”
In 2025, we granted option awards to our named executive officers with time-based vesting. The time-based vesting option awards that we have granted to our executive officers generally vest in equal monthly installments over four years following the vesting commencement date. Vesting rights cease upon termination of employment and exercise rights for stock options cease shortly after termination of employment. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such stock option, including no voting rights and no right to receive dividends or dividend equivalents.
The exercise price of all stock options granted since the closing of our initial public offering is equal to the fair market value of shares of our common stock on the date of grant, which we determine by reference to the closing market price of our common stock on the date of grant.
Policies and Practices Related to the Grant of Certain Equity Awards
We grant stock options to our employees and directors on an annual basis. We also grant stock options to individuals upon hire or promotion and may grant stock options for retention purposes. During the last fiscal year, neither our board of directors nor our compensation committee took material nonpublic information into account when determining the timing or terms of stock options, nor did the Company time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
While we do not have any policy or obligation that requires us to grant stock options on specified dates, annual stock option grants to employees are typically approved at a meeting of our compensation committee that is held in December, and the grants are effective on the first business day of the following fiscal year. During fiscal 2025, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Outstanding Equity Awards at 2025 Fiscal Year End
The following table sets forth information regarding all outstanding stock options held by each of our named executive officers as of December 31, 2025.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Name	(#)	(#)		($)
Daniel J. Hicklin, Ph.D	727,377	0		4.77	12/7/2030
	155,416	0		16.00	4/29/2031
	211,390	4,498	(1)	11.55	1/5/2032
	215,468	80,032	(2)	2.05	12/31/2032
	208,437	226,563	(3)	4.64	12/31/2033
	135,824	456,866	(4)	1.56	12/31/2034
	0	185,652	(5)	1.56	12/31/2034
Randi Isaacs, M.D.	176,966	0		3.03	11/8/2030
	140,208	0		4.77	12/7/2030
	56,786	0		16.00	4/29/2031
	77,859	1,657	(1)	11.55	1/5/2032
	75,322	27,978	(2)	2.05	12/31/2032
	95,833	104,167	(3)	4.64	12/31/2033
	42,968	144,532	(4)	1.56	12/31/2034
	0	68,151	(5)	1.56	12/31/2034
Timothy W. Trost	247,812	0		5.98	2/11/2031
	54,756	0		16.00	4/29/2031
	64,585	1,375	(1)	11.55	1/5/2032
	74,958	27,842	(2)	2.05	12/31/2032
	71,875	78,125	(3)	4.64	12/31/2033
	34,375	115,625	(4)	1.56	12/31/2034
	0	60,358	(5)	1.56	12/31/2034

(1)    This option vests over four years in equal monthly installments following January 1, 2022, subject to continuous service.
(2)    This option vests over four years in equal monthly installments following January 1, 2023, subject to continuous service.
(3)    This option vests over four years in equal monthly installments following January 1, 2024, subject to continuous service.
(4)    This option vests over four years in equal monthly installments following January 1, 2025, subject to continuous service.
(5)    This option vests in full on January 1, 2027, subject to continuous service.
Employment Agreements with our Named Executive Officers
We entered into employment agreements with each of Drs. Hicklin and Isaacs and Mr. Trost that became effective on April 29, 2021. These employment agreements set forth the terms and conditions of each executive’s continued employment with us, including base salary, target annual bonus opportunity, standard employee benefit plan participation and certain benefits upon termination of the executive’s employment under specified conditions. The employment of all of our named executive officers is at will.
Under the employment agreements, Dr. Hicklin’s base salary was initially set at $510,000 and his annual target bonus amount was set at 50%, Dr. Isaacs’s base salary was initially set at $425,000 and her annual target bonus amount was set at 40%, and Mr. Trost’s base salary was set at $385,000 and his annual target bonus amount was set at 40%. The employment agreements provide that, in the event that the executive’s employment is terminated by us without “cause” or by the executive for “good reason,” then subject to the execution and effectiveness of a separation and release agreement, the executive will be entitled to receive (i) an amount equal to (x) 12 months of base salary in the case of Dr. Hicklin if such termination occurs more than three months prior to or more than 12 months following a “change in control,” and nine months of base salary in the case of Dr. Isaacs and Mr. Trost if such termination occurs prior to or more than 12 months following a change in control, in each case, payable on our regular payroll practices, or (y) 18 months of base salary in the case of Dr. Hicklin if such termination occurs within three months prior to or 12 months following a change in control, and 12 months base salary in the case of Dr. Isaacs and Mr. Trost if such termination occurs within 12 months following a change in control, in each case, payable in a lump sum; (ii) an amount equal to the executive’s full target bonus for the year in which the executive’s date of termination occurs payable as a lump sum, if such termination occurs within three months prior to or 12 months following a change in control in the case of Dr. Hicklin or if such termination occurs within 12 months following a change in control in the case of Dr. Isaacs and Mr. Trost; and (iii) payment of the monthly employer COBRA premium for a period corresponding to the months of base salary paid.
In addition, the employment agreements provide that in the event of a termination of the executive’s employment by us without cause or by the executive for good reason then, subject to the timely execution of the separation and release agreement, the vesting of all unvested equity awards that vest solely on the passage of time held by the executive will be accelerated (i) as to six additional months of vesting if such termination occurs more than three months prior to or more than 12 months following a change in control in the case of Dr. Hicklin, or prior to or more than 12 months following a change in control in the case of Dr. Isaacs and Mr. Trost and (ii) in full if such termination occurs within three months prior to or 12 months following a change in control in the case of Dr. Hicklin, or within 12 months following a change in control in the case of Dr. Isaacs and Mr. Trost.
Pursuant to the terms of their employment agreements, each of our named executive officers has entered into standard form agreements with respect to non-competition, non-solicitation, confidential information and assignment of inventions.
Executive Retention Agreement
On February 17, 2026, we entered into a letter agreement with Dr. Hicklin pursuant to which he was entitled to (i) a retention bonus comprised of a lump sum cash payment of $316,284, which was paid as an advance and is earned on August 15, 2026 (the “Retention Date”), contingent on his continued employment in good standing with the Company until such date and subject to repayment to the Company if, at any time prior to the Retention Date, he provide notices of employment resignation, or actually resigns, or the Company terminates his employment for cause and (ii) an additional bonus payment in the total amount of $316,284 (the “Additional Bonus Payment”), which is to be paid in equal installments between the effective date of the letter agreement and August 15, 2026, contingent on his continued employment in good standing with the Company through each applicable payment date. If the Company terminates his employment without cause, and Dr. Hicklin signs a release of claims, he will be entitled to a lump sum payment equal to an amount equal to the Additional Bonus Payment minus any portion of the Additional Bonus Payment paid prior to such termination of employment. Pursuant to the letter agreement, Dr. Hicklin agreed to waive certain provisions of his employment agreement related to the payment of cash severance upon the termination of his employment by the Company without cause. In addition, the letter agreement provides that the exercise period for stock options that are outstanding and vested as of August 15, 2026 will be extended from three months until the final exercise date, as such term is defined in the applicable option agreement subject to Dr. Hicklin’s continuous employment through such date.
Severance Benefits
On February 9, 2026, in connection with the Reduction, the Company and each of Mr. Trost and Dr. Isaacs, agreed that Mr. Trost and Dr. Isaacs would resign as Chief Financial Officer and Chief Medical Officer, as applicable, effective February 13, 2026.
Both Mr. Trost and Dr. Isaacs were entitled to severance benefits in accordance with their employment agreements upon execution of a separation agreement and general release of claims comprising (i) an amount equal to nine months base salary, and (ii) payment of the monthly employer COBRA premium for nine months. In addition, the separation agreements provide that the exercise period for stock options that are outstanding and vested as of the separation date will be extended from three months until the final exercise date, as such term is defined in the applicable option agreement.
In connection with their resignations, both Mr. Trost and Dr. Isaacs entered into consulting agreements with the Company, effective as of February 16, 2026, pursuant to which Mr. Trost and Dr. Isaacs are assisting with ensuring an orderly transition of their responsibilities and provide such other services determined and reasonably requested by the Company from time to time for a period of up to six months. The Company will pay each of Mr. Trost and Dr. Isaacs $250 per hour in exchange for the services they provide under the consulting agreements.
401(k) Plan
We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions and any qualified nonelective contributions made by us. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions. In 2025 and 2024, we matched 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible compensation paid during the period.
Other Policies, Procedures, or Considerations
Anti-Hedging and Pledging Policy. Our insider trading policy expressly prohibits all of our employees, including our named executive officers, as well as our directors, family members and controlled entities from engaging in speculative transactions in our securities, including short sales, puts/calls, purchases of financial instruments that are designed to hedge or offset any decrease in the market value of our securities, and margin accounts or pledges.
Rule 10b5-1 Sales Plans. Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. It also is possible that the director or officer could amend the plan in certain circumstances when not in possession of material nonpublic information or terminate the plan. In addition, our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information.
Clawback Policy. We have adopted a “clawback policy” to comply with Nasdaq listing standards which provides that, in the event that we are required to prepare an accounting restatement, we will attempt to recover from our current or former executive officers the pre-tax amount of incentive-based compensation in excess of what would have been paid to such executive officer after giving effect to the accounting restatement during the three completed fiscal years immediately preceding the earlier of (i) the date our board of directors, or a committee of our board of directors, or the officer or officers of the Company authorized to take such action if board action is not required, concludes, or reasonably should have concluded, that the Company is required to prepare an accounting restatement, or (ii) the date a court, regulator, or other legally authorized body directs the Company to prepare an accounting restatement. For purposes of the policy, incentive-based compensation means any compensation that is granted, earned or vested based wholly or in part upon the attainment of any measures determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures (whether or not such measures are presented within the Company’s financial statements or included in a filing made with the SEC); stock price; and total stockholder return. If the incentive-based compensation is based on our stock price or total stockholder return and the amount of excess incentive-based compensation is not calculable directly from the information in an accounting restatement, the amount recovered will be based on a reasonable estimate of the effect of the accounting restatement on the stock price or total stockholder return upon which the incentive-based compensation was received.
2025 Director Compensation
The table below shows all compensation to our non-employee directors during the year ended December 31, 2025.

	Fees Earned or Paid in Cash	Option Awards		All Other Compensation		Total
Name	($)	($)(1)		($)		($)
Michael Atkins, M.D.	33,000	26,441	(2)	52,500	(3)	111,941
Meeta Chatterjee, Ph.D.	36,750	26,441	(2)	—		63,191
Derek DiRocco, Ph.D.	22,999	—	(4)	—		22,999
Luke Evnin, Ph.D.	62,250	26,441	(2)	—		88,691
Alon Lazarus, Ph.D.	43,125	26,441	(5)	—		69,566
Briggs W. Morrison, M.D.	30,000	26,441	(2)	—		56,441
Michael Sherman, MBA	45,000	26,441	(2)	—		71,441
Anil Singhal, Ph.D.	29,118	66,205	(2)	—		95,323

(1)    The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 10 “Stock-based Compensation” to our consolidated financial statements included within Part IV, Item 15 in this Annual Report, regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the director upon the exercise of the stock options or the sale of the common stock underlying such stock options.

(2)    As of December 31, 2025, the aggregate number of shares of our common stock subject to outstanding option awards for each non-employee director serving during 2025 was as follows: Dr. Atkins, 68,723 shares; Dr. Chatterjee, 88,633 shares; Dr. Evnin, 92,500 shares; Dr. Morrison, 123,547 shares; Mr. Sherman, 92,500 shares; and Dr. Singhal, 62,358 shares.
(3)    Dr. Atkins received the amount reported in this column for service in 2025 on our Scientific Advisory Board.
(4)    Dr. DiRocco resigned from our board of directors effective June 12, 2025. Upon his resignation, all outstanding option awards that had not yet vested were immediately forfeited. For any outstanding option awards which had vested as of June 12, 2025, Dr. DiRocco was entitled to exercise his rights with respect to such awards for a period of up to 90 days following June 12, 2025, at which point all remaining outstanding option awards were forfeited. Dr. DiRocco has no outstanding option awards as of December 31, 2025.
(5)    Dr. Lazarus passed away on September 30, 2025. Upon his death, all outstanding option awards that had not yet vested were immediately forfeited. For any outstanding option awards which had vested as of September 30, 2025, Dr. Lazarus’ designated beneficiary is entitled to exercise their rights with respect to such awards up until the first anniversary of September 30, 2025, at which point all remaining outstanding option awards will be forfeited. Dr. Lazarus’ designated beneficiary has 65,500 outstanding option awards as of December 31, 2025.
Dr. Hicklin, one of our directors who also serves as our president and chief executive officer, does not receive any additional compensation for his service as a director. Dr. Hicklin is one of our named executive officers and, accordingly, the compensation that we pay to Dr. Hicklin is discussed above under “2025 Summary Compensation Table” and “Narrative to 2025 Summary Compensation Table.”
Our board of directors has approved a non-employee director compensation program that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under this director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chair of the board and of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. In conjunction with the strategic review process described in Part 1, Item 1 in this Annual Report, our board of directors determined to forego payment of fees for their service during the fourth quarter of 2025 and going forward until such time that the strategic review process is concluded with a satisfactory outcome, at the discretion of our compensation committee. During the year ended December 31, 2025, the fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member were as follows:

	Chair Fee	Other Member Fee
	($)	($)
Board of Directors	52,500	30,000
Audit Committee	11,250	5,625
Compensation Committee	7,500	3,750
Nominating and Corporate Governance Committee	6,000	3,000
We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which they serve.
In addition, under our director compensation program, each non-employee director, upon his or her election or appointment to our board of directors, receives an option to purchase a number of shares of our common stock under the 2021 Plan. In 2025, the number of shares subject to this new director grant was 54,000. Each of these options vests with respect to one-third of such shares on the first anniversary of the grant date and thereafter in equal monthly installments until all shares are vested on the third anniversary of the grant date, subject to the non-employee director’s continued service as a director. Further, on the date of each annual meeting of stockholders, each non-employee director receives an option to purchase a number of shares of our common stock under the 2021 Plan; provided that if any director is initially elected to the board of directors in the twelve months preceding the annual meeting, the number of shares subject to the option will be pro-rated on a monthly basis for time in service (including partial months). In 2025, the number of shares subject to this annual grant was 27,000. Each of these options vests in full on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders following the grant date, subject to the non-employee director’s continued service as a director. All options issued to our non-employee directors under our director compensation program will be issued at exercise prices equal to the fair market value of our common stock on the date of grant and will have a term of ten years. Upon a change of control of our company any unvested options held by our non-employee directors will automatically vest.
Our compensation committee is responsible for reviewing the compensation of our non-employee directors periodically and recommends changes to the board of directors when it deems appropriate. Our compensation committee conducts this review through the assistance of the compensation committee’s external compensation consultant, although the compensation committee ultimately makes its own decision about these matters.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Unless otherwise provided below, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 2, 2026 by:
•each of our directors;
•each of our named executive officers;
•all of our directors and current executive officers as a group; and
•each person, or group of affiliated persons, who is known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock that an individual has a right to acquire within 60 days after March 2, 2026, are considered outstanding and beneficially owned by the person holding such right for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner is c/o Werewolf Therapeutics, Inc., 200 Talcott Ave, 2nd Floor, Watertown, MA 02472. As of March 2, 2026, there were 48,596,817 shares of our common stock issued and outstanding.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Stockholders:
Entities affiliated with RA Capital(1)	6,681,307	13.7%
Entities affiliated with MPM Capital(2)/UBS Oncology Impact Fund, L.P.(3)	3,368,670	6.9%
Directors and Named Executive Officers:
Luke Evnin, Ph.D.(2)(4)	2,225,360	4.6%
Michael Atkins, M.D.(5)	47,348	*
Meeta Chatterjee, Ph.D.(6)	61,633	*
Briggs Morrison, M.D.(7)	112,070	*
Michael Sherman, MBA(8)	65,500	*
Anil Singhal, Ph.D.(9)	21,000	*
Daniel J. Hicklin, Ph.D.(10)	2,430,943	5.0%
Randi Isaacs, M.D.(11)	688,050	1.4%
Timothy Trost(12)	566,519	1.2%
All directors and current executive officers as a group (9 persons)(13)	5,102,103	10.5%

*    Represents beneficial ownership of less than 1%.
(1)    Based on a Schedule 13D filed with the SEC on November 6, 2025, and information known to us. Consists of (i) 6,237,482 shares of common stock held by RA Capital Healthcare Fund, L.P., or the Fund, and (ii) 443,825 shares of common stock held by the RA Capital Nexus Fund II, L.P., or the Nexus Fund II. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and the Nexus Fund II and may be deemed a beneficial owner, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company held by the Fund or the Nexus Fund II. The Fund and the Nexus Fund II have delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s and the Nexus Fund II’s portfolio, including shares of our common stock. Because the Fund and the Nexus Fund II have divested themselves of voting and investment power over the reported securities they hold and may not revoke that delegation on less than 61 days’ notice, the Fund and the Nexus Fund II disclaim beneficial ownership of the securities they hold for purposes of Section 13(d) of the Exchange Act and therefore disclaim any obligation to report ownership of the reported securities under Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of the securities reported other than for the purpose of determining their obligations under Section 13(d) of the Exchange Act, and the filing of the Schedule 13D/A shall not be deemed an admission that either RA Capital, Dr. Kolchinsky, or Mr. Shah is the beneficial owner of such securities for any other purpose. The address of the principal business office of each of the reporting persons is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(2)    Based on a Schedule 13D/A filed with the SEC on January 16, 2026. Consists of (i) 231,408 shares of common stock held by MPM Asset Management LLC, (ii) 1,461,054 shares of common stock held by MPM BioVentures 2014, L.P., or MPM 2014, (iii) 97,450 shares of common stock held by MPM BioVentures 2014 (B), L.P., or MPM 2014(B), (iv) 50,289 shares of common stock held by MPM Asset Management Investors BV2014 LLC, or MPM

BV2014, and (v) 319,659 shares of common stock held by MPM Oncology Innovations Fund, L.P., or MPM OIF. MPM 2014, MPM 2014(B), MPM BV2014 and MPM OIF are collectively referred to as the MPM Entities. Luke Evnin, a member of our board of directors, Ansbert Gadicke and Todd Foley are the managing directors of MPM BioVentures 2014 LLC, or BV2014 LLC. BV2014 LLC is the manager of MPM BV2014 and managing member of MPM BioVentures 2014 GP LLC, which is the general partner of MPM 2014 and MPM 2014(B). Each of Dr. Evnin, Dr. Gadicke and Mr. Foley shares power to vote, acquire, hold and dispose of the shares held by MPM 2014, MPM 2014(B) and MPM BV2014. Luke Evnin and Ansbert Gadicke are the managers of MPM Oncology Innovations Fund GP LLC, which is the general partner of MPM OIF. Dr. Evnin and Dr. Gadicke share power to vote, acquire, hold and dispose of the shares held by MPM OIF. Luke Evnin and Ansbert Gadicke are the members of MPM Asset Management LLC. MPM Asset Management LLC is the management company for each of the MPM Entities. Dr. Evnin and Dr. Gadicke share power to vote, acquire, hold and dispose of the shares held by MPM Asset Management LLC. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of each of the MPM Entities and MPM Asset Management LLC is 339 Boylston Street, Suite 1100, Boston, MA 02116.
(3)    Based on a Schedule 13D/A filed with the SEC on January 16, 2026. Consists of 1,208,810 shares of common stock held by UBS Oncology Impact Fund, L.P., or UBS OIF. The general partner of UBS OIF is MPM BioImpact LLC. Dr. Ansbert Gadicke is the managing partner of MPM BioImpact LLC. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of MPM BioImpact LLC and the individuals referenced above is 339 Boylston Street, Suite 1100, Boston, MA 02116.
(4)    Consists of 2,159,860 shares of common stock and 65,500 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(5)    Consists of 14,419 shares of common stock and 32,929 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(6)    Consists of 61,633 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(7)    Consists of 15,523 shares of common stock and 96,547 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(8)    Consists of 65,500 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(9)    Consists of 21,000 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(10)    Consists of 647,047 shares of common stock and 1,783,896 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(11)    Consists of 688,050 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(12)    Consists of 566,519 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026.
(13)    Consists of 2,842,133 shares of common stock and 2,259,970 shares of common stock underlying options that are exercisable as of March 2, 2026 or will become exercisable within 60 days after such date.
Equity Compensation Plan Information
The following table contains information about our 2017 Stock Incentive Plan, or the 2017 Plan, the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or the 2021 ESPP, as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,753,152	$4.79	2,599,955
Equity compensation plans not approved by security holders(2)	201,720	$0.87	—
Total	9,954,872	$4.71	2,599,955

(1)
Includes the 2017 Plan, the 2021 Plan and the 2021 ESPP. As of December 31, 2025, 2,039,026 shares of our common stock were available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased on each January 1 through January 1, 2031 by the lesser of (i) 5% of the number of shares of our common stock outstanding on the first day of such year and (ii) an amount determined by our board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2021 Plan or the 2017 Plan are added back to the shares of common stock available for issuance under the 2021 Plan. As of December 31, 2025, 560,929 shares of our common stock were reserved for issuance under the 2021 ESPP. The number of shares reserved for issuance under the 2021 ESPP will be increased on each January 1 through January 1, 2032 by the least of (i) 488,000 shares, (ii) 1% of the number of shares of our common stock outstanding on the first day of such year and (iii) an amount determined by our board of directors. Our board of directors determined that the current shares of common stock reserved for issuance under the 2021 Plan and the 2021 ESPP are sufficient to meet the short-term needs of each plan, and accordingly determined not to increase the number of shares of common stock reserved for issuance on January 1, 2026 for either plan.

(2)
Consists of outstanding stock option awards approved by our board of directors as inducement material to the acceptance of employment of Steven Bloom, our chief business officer in accordance with Nasdaq Listing Rule 5635(c)(4). His award was granted on May 1, 2025 and has an exercise price of $0.87 per share, equal to the closing price per share of our common stock on the date of grant. The stock option has a ten-year term and vests as to 25% on the first anniversary of the effective date of Mr. Bloom’s employment and the remaining 75% vests in 36 equal monthly installments thereafter, subject to continued service by Mr. Bloom to Werewolf or any of its subsidiaries through each applicable vesting date.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
The rules of the Nasdaq Stock Market, or Nasdaq, require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.
In March 2026, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our current directors and director nominees, with the exception of Daniel J. Hicklin and Briggs W. Morrison, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act.
In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Daniel J. Hicklin is not an independent director under these rules because he is our President and Chief Executive Officer. Briggs W. Morrison is not an independent director as a result of certain payments made by Crossbow Therapeutics, Inc., or Crossbow, to us pursuant to the terms of a sublease agreement we entered into with Crossbow in May 2022. For further discussions about the sublease, please see “Certain Relationships and Related Person Transactions — Sublease Agreement.”
There are no family relationships among any of our directors or executive officers.
Transactions with Related Persons
Since January 1, 2024, we have engaged in the following transactions in which the amounts involved exceeded $120,000 and any of our directors, executive officers or holders of more than 5% of our voting securities, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unrelated third parties.
Amended and Restated Royalty Transfer Agreement
In December 2017, we entered into a royalty transfer agreement with MPM Oncology Impact Fund Charitable Foundation, Inc., or MPM Charitable Foundation, and UBS Optimus Foundation, or the Royalty Transfer Agreement. MPM Charitable Foundation is affiliated with MPM Capital, and UBS Optimus Foundation is affiliated with UBS Oncology Impact Fund L.P. Dr. Ansbert Gadicke shares the power to vote, acquire, hold and dispose of the shares held by the entities affiliated with MPM Capital, and he is the managing partner of the company that is the general partner of UBS Oncology Impact Fund L.P. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Under the Royalty Transfer Agreement, we are obligated to pay a royalty of 0.5% of net sales of our products to each of MPM Charitable Foundation and UBS Optimus Foundation. In August 2019, we amended the Royalty Transfer Agreement by entering into an amended and restated royalty transfer agreement, or the Amended Royalty Transfer Agreement, which provided that only products in our product pipeline at the time of our initial public offering or a change in control would be subject to the royalty on net sales. Under the Amended Royalty Transfer Agreement, our obligation to pay a royalty expires on a product-by-product and country-by-country basis upon the later of the 12th anniversary of the first commercial sale of such product in such country and expiration of the last valid claim in such country covering such product. The royalty rate is subject to a specified reduction for lack of any valid claim covering such product in a country. The obligation to pay royalties under the Amended Royalty Transfer Agreement shall not apply to any product that would only infringe our intellectual property rights that are discovered or developed after our initial public offering or to any product of an acquirer, assignee of the agreement or merger partner of ours so long as such product does not incorporate any of our pre-acquisition intellectual property.
Additionally, in December 2017, we entered into a royalty direction letter, which was amended and restated in August 2019, with MPM Charitable Foundation, UBS Optimus Foundation and UBS Oncology Impact Fund L.P., pursuant to which we agreed that a portion of the consideration received from UBS Oncology Impact Fund L.P. for the purchase of shares of Series A preferred stock in connection with our Series A preferred stock financing was to be treated as consideration for the royalty on net sales under the Amended Royalty Transfer Agreement. Affiliates of MPM Capital and UBS Oncology Impact Fund L.P. that own shares of our common stock hold interests in MPM Charitable Foundation and UBS Optimus Foundation.
Indemnification Agreements
Our restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.
Sublease Agreement
In May 2022, we entered into a sublease agreement with Crossbow, to sublease to Crossbow the entirety of our office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in June 2022 and ended in March 2024, with no option to extend. We received cash payments under this sublease of approximately $0.4 million during the year ended December 31, 2024. In addition, we received $0.2 million from Crossbow in June 2022 as a security deposit, which was remitted to Crossbow following the termination of the sublease.
Dr. Morrison serves as the Chief Executive Officer of Crossbow and holds 5% of Crossbow’s outstanding common stock. Additionally, certain entities affiliated with MPM Capital are beneficial owners of Crossbow. Dr. Evnin co-founded MPM Capital and currently serves as Managing Director, and Dr. Morrison currently serves as Executive Partner.
Item 14. Principal Accountant Fees and Services
The following table provides information regarding the fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2025 and 2024:

Fee Category	2025	2024
Audit fees(1)	$770,101	$729,175
Audit related fees	$—	$—
Tax fees(2)	$23,175	$70,086
All other fees(3)	$5,200	$5,200
Total fees	$798,476	$804,461

(1)    “Audit fees” during the 2025 and 2024 fiscal years consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.
(2)    “Tax fees” during the 2025 and 2024 fiscal years consist of fees for professional services, including tax compliance and advisory services primarily related to the preparation of state and federal tax returns.
(3)    “All other fees” during the 2025 and 2024 fiscal years consist of subscription fees.

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Werewolf Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Werewolf Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Boston, Massachusetts
March 27, 2026

Werewolf Therapeutics, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$57,050	$110,995
Prepaid expenses and other current assets	1,536	2,071
Total current assets	58,586	113,066
Property and equipment, net	4,688	6,322
Restricted cash and cash equivalents	901	1,220
Operating lease right of use asset	5,216	6,001
Other assets	5	320
Total assets	$69,396	$126,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$754	$3,035
Accrued expenses and other current liabilities	5,407	10,588
Operating lease liability, current	1,751	1,557
Note payable, current, net of discount and issuance costs	28,236	—
Total current liabilities	36,148	15,180
Operating lease liability, net of current portion	7,684	9,435
Note payable, net of discount, issuance costs, and current portion	—	26,095
Derivative liability	759	2,829
Total liabilities	44,591	53,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2025 and 2024; 48,596,817 and 44,827,159 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Additional paid-in capital	500,210	487,973
Accumulated deficit	(475,410)	(414,588)
Total stockholders’ equity	24,805	73,390
Total liabilities and stockholders’ equity	$69,396	$126,929
The accompanying notes are an integral part of these consolidated financial statements.

 1z
Werewolf Therapeutics, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Collaboration revenue	$—	$1,885
Operating expenses:
Research and development	44,830	56,434
General and administrative	15,847	19,045
Total operating expenses	60,677	75,479
Operating loss	(60,677)	(73,594)
Other (expense) income:
Interest income	3,108	6,673
Interest expense	(5,274)	(4,656)
Loss on extinguishment of debt	—	(553)
Other income, net	2,021	1,615
Total other (expense) income	(145)	3,079
Net loss	$(60,822)	$(70,515)

Net loss per common share, basic	$(1.32)	$(1.63)
Net loss per common share, diluted	$(1.33)	$(1.63)
Weighted-average common shares outstanding, basic	46,018,888	43,332,088
Weighted-average common shares outstanding, diluted	46,810,252	43,859,664
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,107,048	$4	$455,443	$(344,073)	$111,374
Issuance of common stock from at the market offering, net of issuance costs of $1,283	5,272,538	1	23,527	—	23,528
Issuance of common stock, net	430,349	—	142	—	142
Stock-based compensation expense	—	—	8,826	—	8,826
Stock option exercises	17,224	—	35	—	35
Net loss	—	—	—	(70,515)	(70,515)
Balance at December 31, 2024	44,827,159	5	487,973	(414,588)	73,390
Issuance of common stock from at the market offering, net of issuance costs of $534	3,626,701	—	5,903	—	5,903
Issuance of common stock, net	142,957	—	89	—	89
Stock-based compensation expense	—	—	6,245	—	6,245
Net loss	—	—	—	(60,822)	(60,822)
Balance at December 31, 2025	48,596,817	$5	$500,210	$(475,410)	$24,805
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(60,822)	$(70,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,245	8,826
Depreciation expense	1,634	1,814
Non-cash interest expense	2,141	1,342
Non-cash lease expense	785	887
Loss on extinguishment of debt	—	553
Change in fair value of derivative liability	(2,070)	(1,621)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	850	669
Other receivables	—	1,350
Accounts payable, accrued expenses and other liabilities	(7,498)	3,455
Deferred revenue	—	(1,340)
Operating lease liability	(1,557)	(1,608)
Net cash used in operating activities	(60,292)	(56,188)
Investing activities:
Purchases of property and equipment	—	(254)
Net cash used in investing activities	—	(254)
Financing activities:
Proceeds from at the market offering of common stock, net of issuance costs	5,939	23,576
Proceeds from drawdown of term loans	—	30,000
Payment of debt issuance costs	—	(673)
Repayment of term loan	—	(40,000)
Proceeds from issuances under Employee Stock Purchase Plan	89	142
Proceeds from stock option exercises	—	35
Net cash provided by financing activities	6,028	13,080
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(54,264)	(43,362)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	112,215	155,577
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$57,951	$112,215

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,133	$3,358
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs in accounts payable and accrued expenses	$120	$84
Fair value of derivative liability issued with term loan	$—	$4,450
The accompanying notes are an integral part of these consolidated financial statements.

Werewolf Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Werewolf Therapeutics, Inc. was incorporated in the state of Delaware in October 2017. As used throughout these consolidated financial statements, the terms “Werewolf,” “we,” “us,” and “our” refer to the business of Werewolf Therapeutics, Inc., and its wholly owned subsidiary. We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer and other immune mediated conditions. Our headquarters are located in Watertown, Massachusetts.
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
2. Strategic Review and Liquidity
In February 2026, we adopted a restructuring plan to extend our capital resources in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We have engaged Piper Sandler & Co. (“Piper Sandler”) to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process may include, among other options, a sale the Company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the restructuring plan, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. As a result of the reduction in force, we estimate that we will incur a one-time charge in the first quarter of 2026 related to employee separation benefits, including severance and related benefits, of approximately $4.1 million, most of which is anticipated to result in cash expenditures to be incurred in the first quarter of 2026. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates.
We had cash and cash equivalents of $57.1 million at December 31, 2025. The outcome of our strategic review process will inform future development plans and the costs associated with those efforts. The conditions described above raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued in this Annual Report. There can be no assurance that the strategic review process will result in any agreement or transaction that will mitigate the conditions which raise substantial doubt about our ability to continue as a going concern, or at all.
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not include any adjustments that might result from the outcome of the conditions described above.
3. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Segment Information
We operate in one business segment, which focuses on the discovery and development of cancer therapeutics. Our chief operating decision maker (“CODM”), our Chief Executive Officer, makes operating decisions based upon the performance of the enterprise as a whole and utilizes our consolidated financial statements for decision making.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to accrued expenses and assumptions used in the valuation of stock-based compensation expense and the fair value of the derivative liability. Actual results could differ from those estimates.
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
We maintained restricted cash and cash equivalents of $0.9 million and $1.2 million at December 31, 2025 and 2024, respectively. The restricted cash and cash equivalents balances as of December 31, 2025 and 2024 are comprised solely of a letter of credit required pursuant to our leased office spaces (see Note 11, Commitments and Contingencies). Restricted cash and cash equivalents are presented as current or non-current assets based on when the restrictions are expected to expire. The current portion of restricted cash and cash equivalents, if any, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$57,050	$110,995
Restricted cash and cash equivalents	901	1,220
Total cash, cash equivalents and restricted cash and cash equivalents	$57,951	$112,215
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
Impairment of Long-lived Assets
Long-lived assets consist of property and equipment. We review our property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable. If such events or changes in circumstances arise, we compare the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. We have not recorded any material impairment charges during the years ended December 31, 2025 or 2024.
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
Stock-based Compensation
We issue stock-based awards to employees and directors, generally in the form of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), or as awards under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Occasionally, we may also grant inducement equity awards in the form of non-qualified stock options to purchase shares of our common stock to newly hired employees pursuant to Nasdaq Listing Rule 5635(c)(4) (“Inducement Awards”). Stock-based compensation is measured at the grant date based on the estimated fair value of the award and recognized as expense over the requisite service period of the award on a straight-line basis. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance condition, which affects the period over which the expense is recognized. When the likelihood of satisfying the performance conditions related to an award is determined to be probable, the expense is recognized over the requisite service period. We have not granted any awards with market conditions. We recognize forfeitures of stock-based awards as they occur.
The grant date fair value of stock options, Inducement Awards, and awards granted under the 2021 ESPP are measured using the Black-Scholes valuation model, which requires us to make assumptions about the fair value of the underlying common stock on the date of grant. The grant date fair value of RSUs and RSAs is estimated to be equal to the closing price of our common stock on the date of grant. In the event that stock-based awards are granted in contemplation of or shortly before a planned release of material non-public information, and such information is expected to result in a material increase in the share price of our common stock, we may consider whether an adjustment to the observable market price is required when estimating the grant date fair value.
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
Comprehensive Loss
We do not have items of other comprehensive loss for the years ended December 31, 2025 and 2024, and therefore do not present a consolidated statement of comprehensive loss. Our comprehensive loss equals our net loss.
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
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. Cash and cash equivalents are primarily held with one reputable financial institution in the United States. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. We have no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid. We adopted ASU No. 2023-09 on January 1, 2025 and have applied the amendments in this update on a prospective basis. The adoption of ASU No. 2023-09 did not have a material impact on our consolidated financial statements. The income tax disclosures required by ASU No. 2023-09 have been included in Note 12.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-04) (“ASU No. 2024-03”), which requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements at interim and annual reporting periods. The provisions of ASU No. 2024-03 are effective for annual reporting periods beginning after December 31, 2026, with early adoption permitted, and may be applied on a prospective or retrospective basis. We are currently evaluating the impact that this standard will have on our consolidated financial statements and have not yet selected a transition method.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Subsequent Events
We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these consolidated financial statements, we did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.
4. Collaboration and License Agreement
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
Milestones and Royalties
As of December 31, 2025, we are eligible to receive up to $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products. In addition, we are eligible to receive tiered mid-single digit royalties based on Jazz’s, and any of its affiliates’ and sublicensees’ annual net sales of Licensed Products, subject to reduction in specified circumstances.
As of December 31, 2025, we have not recognized any revenue related to sales-based milestones.
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

Determination of Transaction Price
The overall transaction price as of the inception of the contract was determined to be $32.3 million, which was comprised of a nonrefundable upfront payment of $15.0 million and estimated costs for research services of $17.3 million. Outside of the estimated costs for research services, there was no other variable consideration included in the transaction price at inception. We used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement was zero at inception of the contract, as achievement of those milestones was uncertain and highly susceptible to factors outside of our control. Accordingly, all such milestone payments were excluded from the transaction price at inception. We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. During the years ended December 31, 2025 and 2024, we did not recognize any adjustment to the transaction price associated with variable consideration previously excluded from the transaction price. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. We will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Recognition of Revenue
We use the cost-to-cost input method, which best depicts the research services performed for the customer, to measure the revenue recognized under the Collaboration Agreement. Significant judgments used in the cost-to-cost method include estimated costs for research services and assumptions about the timing of when those costs are expected to be incurred. Differences in these estimates and assumptions can have a significant impact on the measurement and timing of when revenue under the Collaboration Agreement is recognized. For the year ended December 31, 2024, we recognized $1.9 million of revenue related to the Collaboration Agreement. Revenue recognized during the year ended December 31, 2024 includes $1.3 million of revenue that was included in deferred revenue as of December 31, 2023. Revenue from the reimbursement of costs for research activities was recognized during the year ended December 31, 2024 in an amount equal to the costs incurred.
As of December 31, 2025, we have not received any royalty payments under the Collaboration Agreement.
5. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds, classified as cash, cash equivalents and restricted cash and cash equivalents on our consolidated balance sheets as of December 31, 2025 and 2024.
Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 8, Term Loan) on our consolidated balance sheet as of December 31, 2025 and 2024.
The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$56,548	$—	$—	$56,548
Total assets	$56,548	$—	$—	$56,548

Liabilities:
Derivative liability	$—	$—	$759	$759
Total liabilities	$—	$—	$759	$759

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$105,526	$—	$—	$105,526
Total assets	$105,526	$—	$—	$105,526

Liabilities:
Derivative liability	$—	$—	$2,829	$2,829
Total liabilities	$—	$—	$2,829	$2,829
There were no changes in valuation techniques during the year ended December 31, 2025.
Derivative Liability
In May 2024, we entered into the K2HV Loan Agreement, as further described in Note 8, which provides up to $60.0 million principal in term loans. Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share (the “Fixed Price Conversion”) and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement (the “Variable Price Conversion”), subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Fixed Price Conversion and Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as a single compound embedded derivative carried at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations.
The following table reconciles the change in fair value of the derivative liability based on Level 3 inputs:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$2,829	$—
Fair value of derivative liability at issuance of term loan	—	4,450
Change in fair value	(2,070)	(1,621)
Balance at end of period	$759	$2,829
The change in fair value of the derivative liability is included in other income, net in the accompanying consolidated statements of operations. We recognized gains of $2.1 million and $1.6 million related to change in fair value of the derivative liability during the years ended December 31, 2025 and 2024, respectively.
The fair value of the derivative liability in the term loan was estimated using the Monte Carlo model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the derivative liability in the term loan is as follows:

	December 31,
	2025	2024
Stock Price	$0.63	$1.48
Volatility	105.0%	103.0%
Risk-free rate (continuous)	3.5%	4.2%
Expected term (in years)	0.25	0.58
Dividend yield (continuous)	—%	—%

6. Property and Equipment, Net
Property and equipment, net was comprised as follows:

	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$7,971	$7,971
Laboratory equipment	2,485	2,485
Computer equipment	539	539
Furniture and fixtures	311	311
Total property and equipment, gross	11,306	11,306
Less: accumulated depreciation	(6,618)	(4,984)
Total property and equipment, net	$4,688	$6,322
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	December 31,
	2025	2024
	(in thousands)
Contract research	$2,376	$820
Professional fees	1,388	747
Manufacturing	928	4,783
Employee compensation and benefits	302	3,616
Accrued interest	266	266
Other	147	356
Total accrued expenses and other current liabilities	$5,407	$10,588
8. Term Loan
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

The term loan matures on May 1, 2028, and we are obligated to make interest only payments for the first 24 months, followed by interest and equal principal payments each month thereafter through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We are obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee is being accreted to interest expense using the effective interest method over the life of the debt.
The Lenders may elect prior to the full repayment of the term loans to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, pursuant to the Fixed Price Conversion or the Variable Price Conversion, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price Conversion within the K2HV Loan Agreement are required to be bifurcated as an embedded derivative under ASC 815, Derivatives and Hedging (“ASC 815”), at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying consolidated statements of operations. See Note 5 for further discussion on this derivative instrument.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of December 31, 2025, we are in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with the fair value of the embedded derivative of $4.5 million at inception of the K2HV Loan Agreement, resulted in a debt discount of $5.1 million which is being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method. As of December 31, 2025, the fair value of the term loan was estimated to be approximately $29.5 million. The fair value was measured using a discounted cash flow analysis, specifically the yield method, which requires the use of Level 3 inputs in the fair value hierarchy.
The outstanding term loans payable consists of the following:

	December 31,
	2025	2024
	(in thousands)
Note payable	$30,000	$30,000
Unamortized debt discount and issuance costs	(1,764)	(3,905)
Net carrying amount of note payable	28,236	26,095
Less: current portion of note payable	(28,236)	—
Note payable, net, less current portion	$—	$26,095

The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Year Ended December 31,
	2025	2024
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$3,133	$2,094
Amortization of debt discount and accretion of Final Fee (8.94%)	2,141	1,217
Total interest expense on effective rate (19.24%)	$5,274	$3,311
The following table presents the total principal payments and Final Fee contractually scheduled to become due during each of the years ended December 31 (in thousands):

2026	$9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085
We have presented the full amount of the term loan payable, net of discount and issuance costs, as a current liability as of December 31, 2025, given the potential that the loan may be repaid in the subsequent twelve months.
9. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of December 31, 2025, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering (the “Prospectus”) for the offer and sale of shares of our common stock with an aggregate offering price of up to $12.5 million in the ATM Offering as a result of being subject to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). As of December 31, 2025, we remain subject to the Baby Shelf Limitation. During the year ended December 31, 2025, we sold an aggregate of 3,626,701 shares under the ATM Offering at an average price of $1.77 per share for net proceeds of $5.9 million after deducting sales commissions and offering expenses. During the year ended December 31, 2024, we sold an aggregate of 5,272,538 shares under the ATM Offering at an average price of $4.71 per share for net proceeds of $23.5 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of December 31,
	2025	2024
Shares reserved for exercises of outstanding stock options	9,954,872	7,634,937
Shares reserved for exercises of warrants	—	58,904
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	560,929	433,264
Shares reserved for future issuance under the 2021 Stock Incentive Plan	2,039,026	1,919,921
Shares reserved for future issuance as part of the K2HV Loan Agreement conversion feature	791,364	791,364
Total shares reserved for future issuance	13,346,191	10,838,390
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of December 31, 2025, no shares of preferred stock were issued or outstanding.

10. Stock-based Compensation
2017 Stock Incentive Plan
In December 2017, we adopted the 2017 Stock Incentive Plan (the “2017 Plan”), as amended and restated, pursuant to which we have outstanding stock options. No future awards may be granted under the 2017 Plan.
2021 Stock Incentive Plan
In April 2021, our board of directors adopted and our stockholders approved the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of our initial public offering (the “IPO”). As a result of the adoption of the 2021 Plan, no further awards will be made under the 2017 Plan.
The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-qualified stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2021 Plan. The terms of awards, including vesting requirements, are determined by our board of directors, subject to the provisions of the 2021 Plan.
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of outstanding common stock on such date and (ii) such amount as determined by the board of directors. As of December 31, 2025, a total of 7,152,859 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
As of December 31, 2025, there were 2,039,026 shares available for future issuance under the 2021 Plan.
2021 Employee Stock Purchase Plan
The 2021 ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the year ended December 31, 2025, 96,470 shares of our common stock were purchased by participants of the 2021 ESPP for total proceeds of $0.1 million. During the year ended December 31, 2024, 73,849 shares of our common stock were purchased by participants of the 2021 ESPP for total proceeds of $0.1 million.
Inducement Stock Option Awards
During the year ended December 31, 2025, we granted 201,720 Inducement Awards. No Inducement Awards were granted during the year ended December 31, 2024. The valuation assumptions and activity associated with Inducement Awards are included in the stock option activity described below.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$3,201	$4,606
General and administrative	3,044	4,220
Total stock-based compensation	$6,245	$8,826
RSU Activity
We have granted RSUs to our employees under the 2021 Plan. As of December 31, 2024, all RSUs granted to employees or non-employees had become fully vested or had been previously forfeited. No RSUs were granted during the year ended December 31, 2025. Accordingly, we had no unrecognized stock-based compensation expense related to unvested RSUs as of

December 31, 2025. The aggregate fair value of RSUs that vested during the year ended December 31, 2024, based upon the fair value of the stock underlying the RSUs on the day of vesting was $1.0 million.
Stock Option Activity
The fair value of stock options granted during the years ended December 31, 2025 and 2024 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.4%	4.0%
Expected term (in years)	5.9	6.0
Expected annual dividend yield	—%	—%
Expected volatility	95.4%	92.7%
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
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.16 and $3.43 per share, respectively.
The following table summarizes stock option activity during the year ended December 31, 2025:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	7,634,937	$6.24
Granted	3,390,691	$1.49
Exercised	—	$—
Cancelled	(1,070,756)	$5.43
Outstanding, December 31, 2025	9,954,872	$4.71	7.16	$—
Exercisable at December 31, 2025	6,203,856	$6.19	6.26	$—
No stock options were exercised during the year ended December 31, 2025. The aggregate intrinsic fair value of stock options exercised during the year ended December 31, 2024 was nominal.
As of December 31, 2025, we had unrecognized stock-based compensation expense related to unvested stock options of $5.4 million, which we expect to recognize over a weighted-average period of approximately 1.9 years.

11. Commitments and Contingencies
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
•A June 2021 operating lease for approximately 25,778 square feet of office and laboratory space, which commenced in May 2022 and terminates in May 2030. The lease is subject to fixed-rate rent escalations and provided for $5.7 million in tenant improvements, which we fully utilized, and a term extension option, which was not reasonably certain of exercise. We provided the landlord with a security deposit in the form of a letter of credit in the amount of $1.0 million upon signing. In May 2025, the letter of credit was reduced to $0.7 million in accordance with the terms of the lease. The balance of the letter of credit is included in restricted cash and cash equivalents as of December 31, 2025 and 2024.
The following table summarizes operating lease costs:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease costs	$1,565	$1,918
Variable lease costs	1,073	1,280
Sublease income	—	(398)
Total	$2,638	$2,800
Cash paid for amounts included in the measurement of lease liabilities were $2.3 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.
The following table summarizes the lease term and discount rate for operating leases:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years)	4.4	5.4
Weighted-average discount rate	8.0%	8.0%
As of December 31, 2025, the future minimum lease payments due under our lease for each of the next five years ended December 31, and thereafter are as follows (in thousands):

2026	$2,403
2027	2,471
2028	2,542
2029	2,614
2030	1,102
Total future minimum lease payments	11,132
Less: imputed interest	(1,697)
Total lease liability	$9,435

License Agreements
Harpoon License
In March 2018, we entered into an Assignment and License Agreement (the “Harpoon Agreement”) with Harpoon Therapeutics, Inc. (“Harpoon”), a clinical-stage immune-oncology company developing a novel class of T cell engagers to fight cancer and other diseases. Under the terms of the Harpoon Agreement, Harpoon granted us a license to use its intellectual property, solely to make, have made, use, sell, offer for sale and import covered products in the licensed field and Harpoon sold, assigned and transferred other specific patents to us (the “Harpoon License”).
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
The Adimab Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2025, we have exercised the target option for one target covered under the Adimab Agreement. As of December 31, 2025, we have not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Agreement.
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
The Adimab Collaboration Agreement will expire upon the expiration of any options or if an option is exercised, on a country-by-country and licensed product-by-licensed product basis on the expiration of the last royalty term for a licensed product in the particular country. As of December 31, 2025, we have not exercised any options and have not made any payments for clinical or sales-based milestones or royalties pursuant to the Adimab Collaboration Agreement.
12. Income Taxes
During the years ended December 31, 2025 and 2024, we recorded no current or deferred income tax expenses or benefits as we have incurred losses since inception and have provided a full valuation allowance against our deferred tax assets.
A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to our effective income tax rate after the adoption of ASU No. 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(12,773)	21.0%
Nontaxable or nondeductible items
Stock-based compensation	442	(0.7)
Limitation of executive compensation	165	(0.3)
Other nontaxable or nondeductible items	(425)	0.7
R&D tax credits	(1,670)	2.8
Change in valuation allowance	14,345	(23.6)
Other adjustments	(84)	0.1
Effective income tax rate	$—	0.0%
A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to our effective income tax rate for the period prior to the adoption of ASU No. 2023-09 is as follows:

Year Ended December 31,
2024
Income tax computed at federal statutory rate	21.0%
State taxes	6.5
Change in valuation allowance	(29.4)
R&D credit carryovers	3.7
Stock-based compensation	(2.4)
Permanent differences	0.5
Other	0.1
Effective income tax rate	0.0%

Our deferred tax assets and liabilities consist of the following:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$57,515	$32,781
Tax credit carryforwards	8,155	6,141
Lease liability	2,631	3,069
Other capitalized costs—net of amortization	198	219
Reserves and accruals	31	983
Stock-based compensation	2,932	1,921
Capitalized research and experimental expenditures—net of amortization	17,187	25,214
Deferred tax assets	88,649	70,328
Valuation allowance	(86,588)	(67,756)
Deferred tax assets	2,061	2,572
Deferred tax liabilities:
Right of use asset	(1,455)	(1,676)
Fixed assets and depreciation	(606)	(896)
Deferred tax liabilities	(2,061)	(2,572)
Net deferred taxes	$—	$—
The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&E”) expenditures under Section 174 for tax years beginning after December 31, 2021. For tax years prior to the year ended December 31, 2025, we amortized these costs for tax purposes over 5 years for research and development (“R&D”) performed in the U.S. and over 15 years for R&D performed outside the U.S. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation includes significant corporate tax reforms, including the permanent reinstatement of the ability to deduct domestic R&D expenditures as incurred beginning in tax year 2025, replacing the previous requirement to amortize these such expenditures over 5 years. The requirement to amortize R&D expenditure incurred outside the U.S. over a period of 15 years was unchanged by the OBBBA. With respect to domestic R&D expenditures capitalized prior to the enactment of the OBBBA, we have elected to amortize these costs for tax purposes at a rate of 50% of the total capitalized costs during the year ended December 31, 2025, and the remaining 50% is expected to be amortized during tax year 2026.
Following the enactment of the OBBBA, we capitalized R&E expenditures totaling $6.8 million during the year ended December 31, 2025. Prior to the enactment of the OBBBA, we capitalized R&E expenditures totaling $50.2 million during the year ended December 31, 2024.
We evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of December 31, 2025 and 2024. We considered our cumulative net losses and concluded as of December 31, 2025 and 2024, that it was more likely than not that we would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $18.8 million during the year ended December 31, 2025 as the result of operating losses generated with no corresponding financial statement benefit and partially offset by a decrease in deferred assets related to capitalized R&E expenditures as a result of the enactment of the OBBBA described above. The valuation allowance increased by $20.7 million during the year ended December 31, 2024 primarily due to an increase in deferred tax assets related to capitalized R&E expenditures, and as the result of operating losses generated with no corresponding financial statement benefit.
We have incurred net operating losses since inception. As of December 31, 2025 and 2024, we had federal net operating loss carryforwards of $215.3 million and $126.8 million, respectively, available to reduce future federal taxable income. The carryforwards generated from losses incurred prior to January 1, 2018 will expire in 2037. The carryforwards generated from losses incurred after December 31, 2017 do not expire. As of December 31, 2025, federal net operating loss carryforwards includes $215.2 million of carryforwards that do not expire. The TCJA enacted on December 22, 2017 limits a taxpayer’s ability to utilize a net operating loss deduction in a year to 80% taxable income for federal net operating losses arising in tax years beginning after December 31, 2017. As of December 31, 2025 and 2024, we had state net operating loss carryforwards of $153.7 million and $76.8 million, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2037.

As of December 31, 2025 and 2024, we had federal research and development tax credit carryforwards of $6.5 million and $4.9 million, respectively, available to reduce future federal tax liabilities, which expire at various dates beginning in 2042. We had state research and development tax credit carryforwards as of December 31, 2025 and 2024 of $1.6 million and $1.3 million, respectively, available to reduce future state tax liabilities, which expire at various dates beginning in 2034.
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
We completed a Section 382 study for the period of January 22, 2018, through December 31, 2022 and identified three ownership changes that occurred on June 10, 2019, August 2, 2019, and August 31, 2022 for Section 382 purposes. As we experienced these ownership changes, all pre-change net operating loss and research and development tax credit carryforwards are subject to limitation. Due to the unlimited carryover period for net operating losses generated after December 31, 2017, none of our federal net operating losses will expire unused. A portion of our state net operating losses, and federal and state research and development tax credits are expected to expire unused. We have analyzed the impact of these limitations on our attributes and included the impact of these limitations in our deferred tax assets as of December 31, 2025 and 2024.
We have not recorded any reserves for uncertain tax positions as of December 31, 2025 and 2024. We have conducted a study of research and development tax credits for tax years 2018 through 2020. The amounts of federal and state research and development tax credit carryforwards presented above have reflected the results from the study. A full valuation allowance has been provided against our research and development credits.
We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2022, although carryforward attributes that were generated prior to 2022 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.
13. Related Parties
In May 2022, we entered into a sublease agreement with Crossbow, for which entities affiliated with MPM Capital (“MPM Capital”) are also beneficial owners, to sublease the entirety of our office and laboratory space in Cambridge, Massachusetts. Luke Evnin, Ph.D., the chair of our board of directors, co-founded MPM Capital and serves as Managing Director of MPM Capital. Briggs Morrison, who serves on our board of directors, serves as Executive Partner of MPM Capital and Chief Executive Officer of Crossbow. The term of the sublease agreement commenced in June 2022 and ended in March 2024, with no option to extend (see Note 11, Commitments and Contingencies). We received cash payments under our sublease of $0.4 million during the year ended December 31, 2024. In addition, we received $0.2 million from Crossbow in June 2022 as a security deposit, which was remitted to Crossbow following the termination of the sublease.
14. Defined Contribution Benefit Plan
We sponsor a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to contribute a portion of their annual compensation, subject to statutory limitations. We match 50% of each participant’s contribution up to a maximum of 6% of such participant’s eligible compensation paid in a calendar year. We recognized expenses of $0.3 million related to matching contributions during each of the years ended December 31, 2025 and 2024.
15. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, the conversion option derivative under the K2HV Loan Agreement, common stock to be issued under the 2021 ESPP, and warrants to purchase common stock are considered to be potentially dilutive securities, however the following weighted-average amounts were excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	December 31,
	2025	2024
Outstanding stock options	9,954,872	7,634,937
Warrants to purchase common stock	—	58,904
Common stock to be issued under the 2021 ESPP	85,368	67,445
Total	10,040,240	7,761,286
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. We considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or anti-dilutive. We made such determination in sequence from the most dilutive to the least dilutive and concluded that the conversion option derivative under the K2HV Loan Agreement is dilutive to net loss per share for the years ended December 31, 2025 and 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, we applied the if-converted method to determine the effect of the conversion option derivative under the K2HV Loan Agreement on the diluted earnings per share calculations. Pursuant to such method, we adjusted the numerator for the gain recognized during each period in net loss due to the change in the fair value of the conversion option derivative liability under the K2HV Loan Agreement and the interest expense recognized during each period that is attributable to the portion of the term loan that is subject to the conversion option. We also increased the denominator to include the weighted-average number of additional shares of common stock that would have been outstanding if the conversion option derivative under the K2HV Loan Agreement were converted at the beginning of the period or at the inception of the K2HV Loan Agreement for the years ended December 31, 2025 and 2024, respectively. The following table summarizes the computations of basic and diluted net loss per share as presented in our consolidated statements of operations:

	Year Ended December 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator
Net loss	$(60,822)	$(70,515)
Less: change in fair value of derivative liability	(2,070)	(1,621)
Plus: interest expense on converted term loan	776	493
Adjusted net loss	$(62,116)	$(71,643)
Denominator
Weighted-average common stock outstanding, basic	46,018,888	43,332,088
Dilutive effect of common stock issuable from assumed conversion of convertible term loan	791,364	527,576
Weighted-average common stock outstanding, diluted	46,810,252	43,859,664
Net loss per share
Basic	$(1.32)	$(1.63)
Diluted	$(1.33)	$(1.63)
16. Segment Information
We have one reportable segment which focuses on the discovery and development of cancer therapeutics. The segment derives its revenues from the Collaboration Agreement with Jazz (see Note 4, Collaboration and License Agreement).
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
The following is a summary of our segment and consolidated net loss, including significant segment expenses:

	Year Ended December 31,
	2025	2024
	(in thousands)
Collaboration revenue	$—	$1,885
Less:
Clinical development	19,187	16,361
Research and discovery	12,660	14,389
General and administrative support	12,428	14,330
Manufacturing	8,523	19,759
Other segment expenses(a)	7,879	10,640

Interest income	3,108	6,673
Interest expense	(5,274)	(4,656)
Loss on extinguishment of debt	—	(553)
Other income, net	2,021	1,615
Segment and consolidated net loss	$(60,822)	$(70,515)
(a) Other segment expenses includes non-cash expenses for stock-based compensation and depreciation expenses.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2021, File No. 001-40366).

3.2
Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2025, File No. 001-40366).

4.1
Specimen Stock Certificate evidencing the shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 26, 2021, File No. 333-255132).

4.2
Description of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022, File No. 001-40366).

4.3
Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2024, File No. 001-40366).

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

10.17+
Employment Agreement dated as of April 3, 2025, by and between the Registrant and Steven Bloom (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2025, File No. 001-40366).

10.18+
Amendment No. 1 to Employment Agreement dated as of September 9, 2025, by and between the Registrant and Chulani Karunatilake (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2025, File No. 001-40366).

10.19#
Collaboration and License Agreement, dated as of April 6, 2022, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022, File No. 001-40366).

10.20
Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024, File No. 001-40366).

10.21
Loan and Security Agreement, dated as of May 2, 2024, by and among the Registrant, each other person party thereto as a borrower from time to time, each person party thereto as a guarantor from time to time, the lenders from time to time party thereto, K2 HealthVentures LLC, as administrative agent for the lenders, and Ankura Trust Company LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2024, File No. 001-40366).

10.22
First Amendment to Lease dated as of December 31, 2024 by and between the Registrant and ARE-MA Region No. 75, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2025, File No. 001-40366).

10.23
Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 8, 2025, File No. 001-40366).

10.24
Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 8, 2025, File No. 333-287074).

19
Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2025, File No. 001-40366).

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
97
Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2024, File No. 001-40366).

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

WEREWOLF THERAPEUTICS, INC.

Date: March 27, 2026	By:	/s/ Daniel J. Hicklin
Daniel J. Hicklin, Ph.D.
President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel J. Hicklin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2026
Daniel J. Hicklin, Ph.D.

/s/ Michael Urban	Vice President of Finance and Corporate Controller (Principal Financial and Accounting Officer)	March 27, 2026
Michael Urban

/s/ Luke Evnin	Chair of the Board of Directors	March 27, 2026
Luke Evnin, Ph.D.

/s/ Michael B. Atkins	Director	March 27, 2026
Michael B. Atkins, M.D.

/s/ Meeta Chatterjee	Director	March 27, 2026
Meeta Chatterjee, Ph.D.

/s/ Briggs W. Morrison	Director	March 27, 2026
Briggs W. Morrison, M.D.

/s/ Michael A. Sherman	Director	March 27, 2026
Michael A. Sherman, M.B.A.

/s/ Anil K. Singhal	Director	March 27, 2026
Anil K. Singhal