Form 10-Q
period 2026-03-31
Werewolf Therapeutics, Inc.
filed 2026-05-07
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 48,596,817 shares of common stock, $0.0001 par value per share, outstanding.

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
Risk Factor Summary
Our business is subject to numerous risks that, if realized, could materially and adversely affect our business, financial condition, results of operations and future growth prospects. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report. These risks include, but are not limited to, the following:
•We believe there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these condensed consolidated financial statements are issued in this Quarterly Report. We are currently evaluating strategies to raise additional capital, however, there can be no assurances that we will be successful in mitigating the conditions which raise substantial doubt about our ability to continue as a going concern in the near term, if at all.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$46,450	$57,050
Prepaid expenses and other current assets	2,284	1,536
Total current assets	48,734	58,586
Property and equipment, net	4,290	4,688
Restricted cash and cash equivalents, net of current portion	—	901
Operating lease right of use asset	4,998	5,216
Other assets	—	5
Total assets	$58,022	$69,396
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,569	$754
Accrued expenses and other current liabilities	4,515	5,407
Operating lease liability, current	1,604	1,751
Note payable, net of discount and issuance costs	28,831	28,236
Total current liabilities	38,519	36,148
Operating lease liability, net of current portion	7,216	7,684
Derivative liability	85	759
Total liabilities	45,820	44,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 48,596,817 shares issued and outstanding as of March 31, 2026 and December 31, 2025	5	5
Additional paid-in capital	501,139	500,210
Accumulated deficit	(488,942)	(475,410)
Total stockholders’ equity	12,202	24,805
Total liabilities and stockholders’ equity	$58,022	$69,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$8,181	$13,120
General and administrative	5,090	4,871
Total operating expenses	13,271	17,991
Operating loss	(13,271)	(17,991)
Other expense:
Interest income	433	997
Interest expense	(1,368)	(1,263)
Other income, net	674	168
Total other expense	(261)	(98)
Net loss	$(13,532)	$(18,089)

Net loss per common share, basic	$(0.28)	$(0.40)
Net loss per common share, diluted	$(0.28)	$(0.40)
Weighted-average common shares outstanding, basic	48,596,817	44,827,159
Weighted-average common shares outstanding, diluted	49,388,181	44,827,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	48,596,817	$5	$500,210	$(475,410)	$24,805
Stock-based compensation expense	—	—	929	—	929
Net loss	—	—	—	(13,532)	(13,532)
Balance at March 31, 2026	48,596,817	$5	$501,139	$(488,942)	$12,202

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	44,827,159	$5	$487,973	$(414,588)	$73,390
Stock-based compensation expense	—	—	2,006	—	2,006
Net loss	—	—	—	(18,089)	(18,089)
Balance at March 31, 2025	44,827,159	$5	$489,979	$(432,677)	$57,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(13,532)	$(18,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	929	2,006
Depreciation expense	398	426
Non-cash interest expense	595	490
Non-cash lease expense	218	188
Change in fair value of derivative liability	(674)	(171)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	161	131
Accounts payable, accrued expenses and other liabilities	1,923	(3,366)
Operating lease liability	(615)	(563)
Net cash used in operating activities	(10,597)	(18,948)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(10,597)	(18,948)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	57,951	112,215
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$47,354	$93,267

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$46,450	$92,042
Prepaid expenses and other current assets	904	334
Restricted cash and cash equivalents, net of current portion	—	891
Total cash, cash equivalents and restricted cash and cash equivalents	$47,354	$93,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$773	$773
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs in accounts payable and accrued expenses	$75	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Werewolf Therapeutics, Inc. was incorporated in the state of Delaware in October 2017. As used throughout these unaudited, condensed consolidated financial statements, the terms “Werewolf,” the “Company,” “we,” “us,” and “our” refer to the business of Werewolf Therapeutics, Inc., and its wholly owned subsidiary. We are an innovative biopharmaceutical company pioneering the development of therapeutics engineered to stimulate the body’s immune system for the treatment of cancer and other immune-mediated conditions. Our headquarters are located in Watertown, Massachusetts.
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
2. Strategic Review and Liquidity
In February 2026, we adopted a restructuring plan to extend our capital resources (the “2026 Restructuring”) in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We have engaged Piper Sandler & Co. (“Piper Sandler”) to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process include the asset purchase agreement described in Note 12, and may also include, among other options, a sale of the Company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the 2026 Restructuring, our board of directors approved a reduction in force, representing 64% of our workforce to better align our resources with our pursuit of strategic alternatives. See Note 11 for further discussion of the impact of the 2026 Restructuring.
We had cash and cash equivalents of $46.5 million at March 31, 2026. The outcome of our strategic review process will inform future development plans and the costs associated with those efforts. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to execute on our strategic review process. Our ability to maintain ongoing operations is dependent on our ability to obtain additional financing, as to which we can make no assurance. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. There can be no assurance that the strategic review process will result in any agreement or transaction that will mitigate the conditions which raise substantial doubt about our ability to continue as a going concern, or at all.
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
3. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026 (the “2025 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, is unaudited. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our 2025 Annual Report. Other than as set forth below, there have been no material changes in our significant accounting policies during the three months ended March 31, 2026.
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
Subsequent Events
We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in Note 12, we did not identify any subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.
4. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds classified as cash and cash equivalents on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 6, Term Loan) on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$46,276	$—	$—	$46,276
Total assets	$46,276	$—	$—	$46,276

Liabilities:
Derivative liability	$—	$—	$85	$85
Total liabilities	$—	$—	$85	$85
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$56,548	$—	$—	$56,548
Total assets	$56,548	$—	$—	$56,548

Liabilities:
Derivative liability	$—	$—	$759	$759
Total liabilities	$—	$—	$759	$759
There were no changes in valuation techniques used during the three months ended March 31, 2026.
Derivative Liability
In May 2024, we entered into the K2HV Loan Agreement, as further described in Note 6, which provided up to $60.0 million principal in term loans. Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto could elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share (the “Fixed Price Conversion”) and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement (the “Variable Price Conversion”), subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Fixed Price Conversion and Variable Price Conversion within the K2HV Loan Agreement were required to be bifurcated as a single compound embedded derivative carried at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations.
The following table reconciles the change in fair value of the derivative liability based on Level 3 inputs:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance at beginning of period	$759	$2,829
Change in fair value	(674)	(171)
Balance at end of period	$85	$2,658
The change in fair value of the derivative liability is included in other income, net in the accompanying condensed consolidated statements of operations. We recognized gains of $0.7 million and $0.2 million related to change in fair value of the derivative liability during the three months ended March 31, 2026 and 2025, respectively.

The fair value of the derivative liability in the term loan was estimated using the Monte Carlo and the Black-Scholes models, each weighted based on the probable outcomes of various scenarios. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the derivative liability in the term loan is as follows:

	March 31, 2026	December 31, 2025
Stock Price	$0.83	$0.63
Volatility	99.7%	105.0%
Risk-free rate (continuous)	3.8%	3.5%
Expected term (in years)	2.09	0.25
Dividend yield (continuous)	—%	—%
On May 6, 2026, we repaid all amounts owed under the K2HV Loan Agreement, as described further in Note 12. No portion of the Fixed Price Conversion or the Variable Price Conversion had been exercised prior to the repayment of the term loans.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Professional fees	$1,719	$1,388
Contract research	1,633	2,376
Restructuring costs	443	—
Accrued interest	266	266
Employee compensation and benefits	190	302
Manufacturing	50	928
Other	214	147
Total accrued expenses and other current liabilities	$4,515	$5,407
6. Term Loan
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (together with any other lender from time to time, the “Lenders”); K2HV, as administrative agent for the Lenders (in such capacity, together with its successors, the “Administrative Agent”); and Ankura Trust Company, LLC, as collateral trustee for the Lenders (the “Collateral Trustee”). The K2HV Loan Agreement provided up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing; $25.0 million from the first tranche commitment and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million was available to be drawn at our option through June 30, 2025, subject to the achievement, as determined by the Administrative Agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. Our ability to draw upon the third tranche commitment expired on June 30, 2025 without being drawn upon. A fourth tranche commitment of up to $20.0 million was available to be drawn at our option through May 1, 2026, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion. Our ability to draw upon the fourth tranche commitment expired on May 1, 2026 without being drawn upon.
The term loan was scheduled to mature on May 1, 2028, and we were obligated to make interest only payments for the first 24 months followed by interest and equal principal payments each month thereafter through the maturity date. The term loan bore a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We could prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders were entitled and certain notice requirements. We were obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee was being accreted to interest expense using the effective interest method over the life of the debt.
The Lenders had the option, prior to the full repayment of the term loans, to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, pursuant to the Fixed Price Conversion or the Variable Price Conversion,

subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There would have been no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price Conversion within the K2HV Loan Agreement were required to be bifurcated as an embedded derivative under ASC Topic 815, Derivatives and Hedging (“ASC 815”), at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying condensed consolidated statements of operations. See Note 4 for further discussion on this derivative instrument.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contained customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limited or restricted our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may have been applied to the outstanding loan balances, and the Lenders may have declared all outstanding obligations immediately due and payable and exercised all of their rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of March 31, 2026, we were in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with the fair value of the embedded derivative of $4.5 million at inception of the K2HV Loan Agreement, resulted in a debt discount of $5.1 million which was being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method. As of March 31, 2026, the fair value of the term loan was estimated to be approximately $29.7 million. The fair value was measured using a discounted cash flow analysis, specifically the yield method, which requires the use of Level 3 inputs in the fair value hierarchy.
The outstanding term loans payable consists of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Note payable	$30,000	$30,000
Unamortized debt discount and issuance costs	(1,169)	(1,764)
Net carrying amount of note payable	$28,831	$28,236
The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$773	$773
Amortization of debt discount and accretion of Final Fee (8.94%)	595	490
Total interest expense on effective rate (19.24%)	$1,368	$1,263
The following table presents the total principal payments and Final Fee that were contractually scheduled to become due during each of the years ended December 31 (in thousands):

Principal Payments and Final Fee
(in thousands)
2026 (remaining as of March 31, 2026)	$9,600
2027	14,400
2028	8,085
Total principal payments and Final Fee	$32,085

We have presented the full amount of the term loan payable, net of discount and issuance costs, as a current liability as of March 31, 2026 and December 31, 2025 given the potential that the loan may be repaid in the subsequent twelve months of each period. On May 6, 2026, we entered into a letter agreement discussed in more detail in Note 12, that resulted in the satisfaction of all obligations under the K2HV Loan Agreement.
7. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of March 31, 2026, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering (the “Prospectus”) for the offer and sale of shares of our common stock with an aggregate offering price of up to $12.5 million in the ATM Offering as a result of being subject to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). As of March 31, 2026, we remain subject to the Baby Shelf Limitation. During the three months ended March 31, 2026 and 2025, we did not sell any shares of our common stock under the ATM Offering.
We have reserved shares of common stock for issuance as follows:

	As of March 31, 2026	As of December 31, 2025
Shares reserved for exercises of outstanding stock options	8,440,233	9,954,872
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,046,897	560,929
Shares reserved for issuance under the 2021 Stock Incentive Plan	5,987,542	2,039,026
Shares reserved for issuance as part of the K2HV Loan Agreement conversion feature	791,364	791,364
Total shares reserved for future issuance	16,266,036	13,346,191
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2026, no shares of preferred stock were issued or outstanding.
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
The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2021 Plan. The terms of awards, including vesting requirements, are determined by our board of directors, subject to the provisions of the 2021 Plan.
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5%

of the number of shares of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of March 31, 2026, a cumulative total of 9,582,699 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the three months ended March 31, 2026 and 2025, no shares of our common stock were purchased by participants of the 2021 ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in our condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$503	$1,055
General and administrative	426	951
Total stock-based compensation	$929	$2,006
As part of the severance benefits offered to former employees impacted by the 2026 Restructuring described in Note 2 (the “Former Employees”), the forfeiture conditions of outstanding stock options belonging to the Former Employees were modified such that the Former Employees will retain their rights to exercise their stock options through the original expiration dates of each respective stock option to the extent that such stock options had become vested at the time that the Former Employees’ employment with us was terminated. Absent this modification, the impacted stock options would have been forfeited by the Former Employees after a period of 90 days following the termination of their employment with us, if not exercised sooner. The expiration date for all stock options impacted by this modification will occur on the tenth anniversary of the grant date of each respective stock option. For the three months ended March 31, 2026, the stock-based compensation expense above includes $0.6 million of expense recognized as a one-time charge related to this modification.
Stock Option Activity
No stock options were granted during the three months ended March 31, 2026. The fair value of stock options granted during the three months ended March 31, 2025 was calculated on the date of grant using the following weighted-average assumptions:

Risk-free interest rate	4.4%
Expected term (in years)	5.9
Expected annual dividend yield	—%
Expected volatility	95.3%
Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 was $1.22 per share.

The following table summarizes stock option activity during the three months ended March 31, 2026:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	9,954,872	$4.71
Granted	—	$—
Exercised	—	$—
Cancelled	(1,514,639)	$2.38
Outstanding at March 31, 2026	8,440,233	$5.13	6.66	$—
Exercisable at March 31, 2026	6,600,515	$5.97	6.15	$—
No stock options were exercised during the three months ended March 31, 2026 and 2025.
As of March 31, 2026, we had unrecognized stock-based compensation expense related to unvested stock options of $2.6 million, which we expect to recognize over a weighted-average period of approximately 1.9 years.
9. Net Loss Attributable to Common Stockholders per Share
For purposes of the diluted net loss attributable to common stockholders per share calculation, outstanding stock options, the conversion option derivative under the K2HV Loan Agreement, and warrants to purchase common stock are considered to be potentially dilutive securities; however, the following amounts were excluded from the weighted-average common stock outstanding in the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive:

	March 31,
	2026	2025
Outstanding stock options	8,440,233	10,282,640
Warrants to purchase common stock	—	46,487
Common stock to be issued under the 2021 ESPP	16,228	91,857
Total	8,456,461	10,420,984
As described below, the conversion option derivative under the K2HV Loan Agreement was determined to be dilutive for the three months ended March 31, 2026. For the three months ended March 31, 2025, the effect of the conversion option derivative would have been anti-dilutive. Accordingly, for the three months ended March 31, 2025, we have excluded 791,364 shares of common stock equivalents that are available to be issued in conjunction with the conversion option derivative from the calculation of diluted net loss attributable to common stockholders per share.
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. We considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or anti-dilutive. We made such determination in sequence from the most dilutive to the least dilutive and concluded that the conversion option derivative under the K2HV Loan Agreement is dilutive to net loss per share for the three months ended March 31, 2026. Pursuant to ASC Topic 260, Earnings Per Share, we applied the if-converted method to determine the effect of the conversion option derivative under the K2HV Loan Agreement on the diluted earnings per share calculations. Pursuant to such method, we adjusted the numerator for the gain recognized during the period in net loss due to the change in fair value of the conversion option derivative liability under the K2HV Loan Agreement and the interest expense recognized during the period that is attributable to the portion of the term loan that is subject to the conversion option. We also increased the denominator to include the weighted-average number of additional shares of common stock that would have been outstanding if the conversion option derivative under the K2HV Loan Agreement were converted at the beginning of the period.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Numerator
Net loss	$(13,532)	$(18,089)
Less: change in fair value of derivative liability	(674)	—
Plus: interest expense on converted term loan	199	—
Adjusted net loss	$(14,007)	$(18,089)
Denominator
Weighted-average common stock outstanding, basic	48,596,817	44,827,159
Dilutive effect of common stock issuable from assumed conversion of convertible term loan	791,364	—
Weighted-average common stock outstanding, diluted	49,388,181	44,827,159
Net loss per share
Basic	$(0.28)	$(0.40)
Diluted	$(0.28)	$(0.40)
10. Segment Information
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
The following is a summary of our segment and consolidated net loss, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
General and administrative support	$4,572	$3,823
Clinical development	3,643	4,329
Research and discovery	2,155	3,319
Manufacturing	1,574	4,088
Other segment expenses(a)	1,327	2,432

Interest income	433	997
Interest expense	(1,368)	(1,263)
Other income, net	674	168
Segment and consolidated net loss	$(13,532)	$(18,089)
(a) Other segment expenses includes non-cash expenses for stock-based compensation and depreciation expenses.
11. Restructuring
In February 2026, we initiated a strategic review process and the 2026 Restructuring. The 2026 Restructuring is expected to be completed by the end of 2026.
We estimate that we will incur approximately $6.4 million in costs associated with the 2026 Restructuring, consisting of severance payments, retention bonuses, employee benefits and related taxes, stock-based compensation, and contract termination costs. Our estimate of costs we expect to incur and the expected timing of when the 2026 Restructuring will be completed are subject to a number of assumptions, and actual results may differ. We may also incur additional costs, including, but not limited to, potential impairment charges and debt extinguishment costs related to the subsequent events described in Note 12, and other events not currently contemplated that may occur as a result of, or that are associated with the 2026 Restructuring.
The following table summarizes the restructuring costs incurred and the total estimated costs expected to be incurred in connection with the 2026 Restructuring:

	Three Months Ended March 31, 2026	Cumulative Costs to Date	Total Estimated Costs
	(in thousands)
Employee severance, benefits and related taxes	$2,557	$2,557	$2,557
Employee retention bonuses, benefits and related taxes	783	783	2,865
Stock-based compensation	615	615	615
Contract termination costs	350	350	350
Total restructuring costs	$4,305	$4,305	$6,387
Total restructuring costs recognized in our condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$3,058	$—
General and administrative	1,247	—
Total restructuring costs	$4,305	$—
Accrued restructuring costs, which are included in accrued expenses and other current liabilities on our condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance at beginning of period	$—	$—
Restructuring costs recognized during the period	4,305	—
Cash payments made during the period	(3,971)	—
Employee retention bonuses paid in advance	724	—
Non-cash charges recognized during the period	(615)	—
Balance at end of period	$443	$—
12. Subsequent Events
Asset Purchase Agreement; Termination of Collaboration Agreement
On May 6, 2026 (the “Closing”), we entered into an asset purchase agreement (the “Purchase Agreement”) with Jazz Pharmaceuticals Ireland Limited, a corporation organized under the laws of Ireland (“Jazz”). In April 2022, we entered into a global collaboration and license agreement (the “Collaboration Agreement”) with Jazz under which Jazz acquired exclusive global development and commercialization rights to JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Subject to the terms and conditions of the Purchase Agreement, we sold to Jazz (the “Asset Sale”) its program (the “898 Program”) for the development, manufacturing, commercialization, use and other exploitation of the Licensed Product. Pursuant to the Purchase Agreement and related ancillary agreements, in consideration for the Transferred Assets, Jazz paid to us upfront consideration of $21.0 million, and has agreed to pay an additional $2.0 million upon the consent to the partial assignment a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. Jazz also assumed certain liabilities of ours relating to the 898 Program arising after the Closing.

The Purchase Agreement contains customary representations, warranties and covenants of each of us and Jazz. The Purchase Agreement further provides that, subject to certain limitations, we and Jazz will each indemnify the other for certain losses arising from such breaches of representations, warranties and covenants and liabilities allocated to such party pursuant to the terms of the Purchase Agreement.
In addition, the Purchase Agreement contains a non-competition covenant pursuant to which we agreed not to exploit any IFNα or variant thereof, or any product containing any IFNα or variant thereof, for a period of eighteen (18) months after the Closing, subject to customary exceptions for change of control transactions.
Effective as of the Closing, the Collaboration Agreement was terminated.
Loan Repayment
On May 6, 2026, we entered into a letter agreement providing for the repayment by us of all amounts owed under the K2HV Loan Agreement. On May 6, 2026, upon payment by us of approximately $31.4 million, all of our indebtedness and obligations to the Collateral Trustee and the Lenders under the K2HV Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full.
Lease Termination
On May 7, 2026, we entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination”) with ARE-770/784/790 Memorial Drive, LLC (the “Landlord”), pursuant to which we and the Landlord agreed to terminate that certain lease, dated June 1, 2021, as amended, by and between us and the Landlord (the “Lease”), effective October 31, 2026 or such sooner date as a party provides notices in accordance with the Lease Termination (the “Lease Termination Date”). Under the Lease, we leased approximately 25,778 square feet of space, consisting of the entire building located at 200 Talcott Avenue, Watertown, Massachusetts. Pursuant to the Lease Termination, we will pay the Landlord an aggregate termination fee of $2.7 million, which shall represent full satisfaction of all remaining payments and other financial obligations due from us to the Landlord under the Lease including, without limitation, Base Rent (as defined in the Lease) for the months of May 2026 through October 2026. We will have no further rent obligations to the Landlord pursuant to the Lease after the Lease Termination Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report, that was filed with the United States Securities and Exchange Commission, or SEC, on March 27, 2026. In addition to historical information, the discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
The Phase 1/1b clinical trial of WTX-124 is expected to be completed in the third quarter of 2026. Additional funding will be required to initiate any further development, which could include a registration-enabling trial. We are currently seeking a strategic partnership for the further development of WTX-124.
The dose- and regimen-determining Part A of the Phase 1b/2 clinical trial of WTX-330 is expected to be completed in the third quarter of 2026. Additional funding will be required to further develop WTX-330, which could include sequential administration of WTX-330 and WTX-124 that may provide a novel development path in poorly immunogenic tumors. We are currently seeking a strategic partnership for the further development of WTX-330.
Recent Developments
Asset Purchase Agreement; Termination of Collaboration Agreement
On May 6, 2026, or the Closing, we entered into an asset purchase agreement, or the Purchase Agreement, with Jazz Pharmaceuticals Ireland Limited, a corporation organized under the laws of Ireland, or Jazz. In April 2022, we entered into a global collaboration and license agreement, or the Collaboration Agreement, with Jazz under which Jazz acquired exclusive global development and commercialization rights to JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Subject to the terms and conditions of the Purchase Agreement, we sold to Jazz, which we refer to as the Asset Sale, our program, or the 898 Program, for the development, manufacturing, commercialization, use and other exploitation of the Licensed Product. Pursuant to the Purchase Agreement and related ancillary agreements, in consideration for the Transferred Assets, Jazz paid to us upfront consideration of $21.0 million, and has agreed to pay an additional $2.0 million upon the consent to the partial assignment a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. Jazz also assumed certain liabilities of ours relating to the 898 Program arising after the Closing.
Effective as of the Closing, the Collaboration Agreement was terminated.
Loan Repayment
On May 6, 2026, we entered into a letter agreement providing for the repayment by us of all amounts owed under the loan and security agreement, dated May 2, 2024, or the K2HV Loan Agreement, by and among us, the lenders from time to time party hereto, or the Lenders, K2 HealthVentures LLC, or K2HV, as administrative agent for the Lenders, and ANKURA TRUST COMPANY, LLC, as collateral trustee for secured parties, or the Collateral Trustee. On May 6, 2026, upon payment by us of approximately $31.4 million, all of our indebtedness and obligations to the Collateral Trustee and the Lenders under the Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full.

Strategic Review
In February 2026, we adopted a restructuring plan to extend our capital resources, or the 2026 Restructuring, in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We have engaged Piper Sandler & Co., or Piper Sandler, to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process include the Asset Sale and may also include, among other options, a sale of our company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the 2026 Restructuring, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. As a result of the 2026 Restructuring, we recognized costs of $4.3 million during the three months ended March 31, 2026 consisting of severance payments, retention bonuses, employee benefits and related taxes, stock-based compensation, and contract termination costs. We estimate that we will incur approximately $2.1 million in additional costs to complete the 2026 Restructuring, which is expected to be completed by the end of 2026. Our estimate of costs we expect to incur and the expected timing of when the 2026 Restructuring will be completed are subject to a number of assumptions, and actual results may differ. We may also incur additional costs, including, but not limited to, potential impairment charges and debt extinguishment costs related to the loan repayment described above, the termination of our lease agreement described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Lease Agreement”, and other events not currently contemplated that may occur as a result of, or that are associated with the 2026 Restructuring.
Financial Operations Overview
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

Our external development costs were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
WTX-330	$1,414	$1,454
WTX-124	1,174	4,795
WTX-1011	71	—
WTX-2022	50	—
WTX-712	6	87
WTX-921	—	9
WTX-518	—	1
Pre-development candidates	661	581
Total external development costs	$3,376	$6,927
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
A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates, and we may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development activities.
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

Other Expense
Interest Income
Interest income consists of interest earned from cash and cash equivalents invested in money market funds.
Interest Expense
Interest expense represents interest incurred from our loan and security agreement, or the K2HV Loan Agreement, with K2 HealthVentures LLC, or K2HV, and non-cash interest expense related to the amortization of debt issuance costs.
Other Income, Net
Other income, net primarily consists of the unrealized gain or loss recognized on the change in fair value of the derivative liability associated with the K2HV Loan Agreement.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations:

	Three Months Ended March 31,		$ Change
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$8,181	$13,120	$(4,939)
General and administrative	5,090	4,871	219
Total operating expenses	13,271	17,991	(4,720)
Operating loss	(13,271)	(17,991)	4,720
Other expense:
Interest income	433	997	(564)
Interest expense	(1,368)	(1,263)	(105)
Other income, net	674	168	506
Total other expense	(261)	(98)	(163)
Net loss	$(13,532)	$(18,089)	$4,557
Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended March 31,		$ Change
	2026	2025
	(in thousands)
Personnel	$3,935	$4,331	$(396)
Clinical trial costs	2,192	2,792	(600)
Manufacturing	776	3,463	(2,687)
Facility costs	626	805	(179)
Contract research organization	408	672	(264)
Lab consumables	197	942	(745)
Other	47	115	(68)
Total research and development expenses	$8,181	$13,120	$(4,939)
Research and development expenses for the three months ended March 31, 2026 were $8.2 million compared to $13.1 million for the three months ended March 31, 2025. The decrease of $4.9 million was primarily due to:
•$0.4 million of decreased personnel costs, driven primarily by the reduction in force that was completed in February 2026. The immediate cost savings associated with the reduction in force were partially offset by the one-time termination benefits incurred during the three months ended March 31, 2026;

•$0.6 million of decreased clinical trial costs, driven by lower patient and site monitoring costs as we approach the completion of the Phase 1/1b clinical trial of WTX-124 and the Phase 1b/2 clinical trial of WTX-330, both of which are expected to be completed in the third quarter of 2026; and
•$3.9 million of decreased costs across all other research and development activities. This decrease was due to our decision to significantly curtail our research and development spending in order to conserve our capital resources that may be necessary in our pursuit of strategic alternatives.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended March 31,		$ Change
	2026	2025
	(in thousands)
Personnel	$2,548	$2,650	$(102)
Professional services	1,626	1,137	489
Facility costs	395	331	64
Corporate insurance	260	273	(13)
Information technology costs	176	171	5
Other	85	309	(224)
Total general and administrative expenses	$5,090	$4,871	$219
General and administrative expenses were $5.1 million for the three months ended March 31, 2026 compared to $4.9 million for three months ended March 31, 2025. The increase of $0.2 million was primarily due to an increase of $0.5 million in professional services fees, driven by an increased reliance on external legal counsel, consultants, and advisors engaged to assist us in our strategic review process. This increase was partially offset by a decrease of $0.2 million in other general and administrative expenses, driven by various cost reduction efforts implemented by us leading up to and in conjunction with our strategic review process.
Interest Income
Interest income was $0.4 million for the three months ended March 31, 2026 compared to $1.0 million for the three months ended March 31, 2025. This decrease in interest income was primarily the result of lower balances in money market accounts during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest Expense
Interest expense was $1.4 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025. This increase in interest expense was due to higher non-cash interest expense related to the amortization of debt issuance costs.
Other Income, Net
Other income, net for the three months ended March 31, 2026 and 2025 was $0.7 million and $0.2 million, respectively, and primarily consisted of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement, as well as foreign currency gains and losses related to services performed by foreign vendors during each period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $13.5 million for the three months ended March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $46.5 million and an accumulated deficit of $488.9 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report, and we expect continuing operations beyond the near term will require additional liquidity.
In February 2026, we initiated the 2026 Restructuring and a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We engaged Piper Sandler to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process include the Asset Sale and may also include, among other options, a sale of our company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the 2026 Restructuring, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. As a result of the 2026 Restructuring, we recognized a one-time charge of $4.3 million during the three months ended March 31, 2026 consisting of severance payments, retention bonuses, employee benefits and related taxes, stock-based compensation, and contract termination costs. The 2026 Restructuring is expected to be completed by the end of 2026. We may also incur additional costs, including, but not limited to, potential impairment charges and debt extinguishment costs related to the loan repayment described above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Loan Repayment”, the termination of our lease agreement described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Lease Agreement”, and other events not currently contemplated that may occur as a result of, or that are associated with the 2026 Restructuring.
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
Term Loan Facility
In May 2024, we, as borrower, entered into the K2HV Loan Agreement with K2HV (which we refer to, together with any other lender from time to time, as the Lenders); K2HV, as administrative agent for the Lenders (in such capacity, together with its successors, the Administrative Agent); and Ankura Trust Company, LLC, as collateral trustee for the Lenders, or the Collateral Trustee. The K2HV Loan Agreement provided up to $60.0 million principal in term loans. We received $30.0 million in gross loan proceeds at closing; $25.0 million from the first tranche commitment and $5.0 million from the second tranche commitment. A third tranche commitment of up to $10.0 million was available to be drawn at our option through June 30, 2025, subject to the achievement, as determined by the Administrative Agent in its discretion, of certain time-based, clinical and regulatory milestones and receipt of not less than $60.0 million in net cash proceeds from certain financing activities, with at least $50.0 million from a single offering of common stock. Our ability to draw upon the third tranche commitment expired on June 30, 2025 without being drawn upon. A fourth tranche commitment of up to $20.0 million was available to be drawn at our option through May 1, 2026, subject to Lender’s review of our clinical, financial and operating plan and subject to the Lender’s consent in its sole and absolute discretion. Our ability to draw upon the fourth tranche commitment expired on May 1, 2026 without being drawn upon.
The term loan was scheduled to mature on May 1, 2028, and we were obligated to make interest only payments for the first 24 months followed by interest and equal principal payments each month thereafter through the maturity date. The term loan bore a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We could prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders were entitled and certain notice requirements. We were obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee was being accreted to interest expense using the effective interest method over the life of the debt.
Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto had the option, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share, or the Fixed Price Conversion, and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement, or the Variable Price Conversion, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There would have been no prepayment penalty for any principal amount converted into common stock. We determined that the Fixed Price Conversion and the Variable Price Conversion within the K2HV Loan Agreement were required to be bifurcated as an embedded derivative under ASC Topic 815, Derivatives and Hedging, at fair value, and recorded as a discount on the debt on the date of issuance, with subsequent changes in fair value recognized in the accompanying condensed consolidated statements of operations.
As security for our obligations under the K2HV Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The K2HV Loan Agreement contained customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limited or restricted our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may have been applied to the outstanding loan balances, and the Lenders may have declared all outstanding obligations immediately due and payable and exercised all of its rights and remedies as set forth in the K2HV Loan Agreement and under applicable law. As of March 31, 2026, we were in compliance with all covenants.
Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of capital stock, at market terms, subject to certain exceptions and conditions.
We incurred debt issuance costs of $0.7 million in connection with the term loans, composed of the facility fee of $0.4 million and other expenses paid to the Lenders of $0.2 million and external legal fees of $0.1 million. These debt issuance costs, together with fair value of the embedded derivative of $4.5 million, resulted in a debt discount of $5.1 million which was being amortized to interest expense over the term of the K2HV Loan Agreement using the effective interest method.
As described above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Loan Repayment”, on May 6, 2026, we entered into a letter agreement with K2HV and the Collateral Trustee providing for the repayment by us of all amounts owed under the K2HV Loan Agreement. On May 6, 2026, upon payment by us of approximately $31.4 million, all of our indebtedness and obligations to the Collateral Trustee and the Lenders under the K2HV Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full.
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering, or the Prospectus, with an aggregate offering price of up to $12.5 million in the ATM Offering as a result of being subject to General Instruction I.B.6 of Form S-3, or the Baby Shelf Limitation. As of March 31, 2026, we remain subject to the Baby Shelf Limitation. During the three months ended March 31, 2026, we did not sell any shares of our common stock under the ATM Offering.
Jazz Collaboration
As of March 31, 2026, we had received $20.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement. Pursuant to the Purchase Agreement, Jazz paid to us upfront consideration of $21.0 million and has agreed to pay an additional $2.0 million upon the consent to the partial assignment a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. Jazz also assumed certain liabilities of ours relating to the 898 Program arising after the Closing.

Effective as of the Closing, the Collaboration Agreement was terminated, and as a result, we are no longer eligible to receive additional development and regulatory milestones or sales-based milestones for any Licensed Products.
Plan of Operation and Future Funding Requirements
As of March 31, 2026, we had cash and cash equivalents of $46.5 million. We also had restricted cash and cash equivalents of $0.9 million as of March 31, 2026. Subsequent to the end of the first quarter of 2026, we entered into the Purchase Agreement with Jazz and repaid all obligations under the K2HV Loan Agreement, in each case as described above. We plan to update cash runway guidance in the near future, however, based on our current operating plan, we expect that our cash and cash equivalents will be insufficient to allow us to fund our current operating plan through at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. As described above, we have initiated a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder. The outcome of our strategic review process will inform our future funding requirements, however, because of the numerous risks and uncertainties associated with the strategic review process, we are unable to estimate our current operating capital requirements.
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
Cash Flows
The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in:
Operating activities	$(10,597)	$(18,948)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(10,597)	$(18,948)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $10.6 million compared to $18.9 million for the three months ended March 31, 2025. The decrease in cash used for operating activities of $8.4 million is the result of various cost reduction efforts implemented during the three months ended March 31, 2026. Our operating expenses, excluding non-cash expenses, have decreased $3.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Additionally, we recognized a decrease of $5.2 million in cash used to pay down our current liabilities during the three months ended March 31, 2026. Finally, interest income recognized during the three months ended March 31, 2026 decreased by $0.6 million compared to the three months ended March 31, 2025.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for descriptions of the K2HV Loan Agreement and the prepayment thereof.
Lease Agreement
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and was scheduled to expire in May 2030. On May 7, 2026, we entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination”) with ARE-770/784/790 Memorial Drive, LLC (the “Landlord”), pursuant to which we and the Landlord agreed to terminate that certain lease, dated June 1, 2021, as amended, by and between us and the Landlord (the “Lease”), effective October 31, 2026 or such sooner date as a party provides notices in accordance with the Lease Termination (the “Lease Termination Date”). Under the Lease, we leased approximately 25,778 square feet of space, consisting of the entire building located at 200 Talcott Avenue, Watertown, Massachusetts. Pursuant to the Lease Termination, we will pay the Landlord an aggregate termination fee of $2.7 million, which shall represent full satisfaction of all remaining payments and other financial obligations due from us to the Landlord under the Lease including, without limitation, Base Rent (as defined in the Lease) for the months of May 2026 through October 2026. We will have no further rent obligations to the Landlord pursuant to the Lease after the Lease Termination Date.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to those related to accrued expenses, assumptions used in the valuation of stock-

based compensation expense and the fair value of the derivative liability. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2025 Annual Report, which was filed with the SEC on March 27, 2026. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Events.
Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of a reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Items 1.01, 1.02 and 2.01.
Asset Purchase Agreement; Termination of Collaboration Agreement
On May 6, 2026 (the “Closing”), the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Jazz Pharmaceuticals Ireland Limited, a corporation organized under the laws of Ireland (“Jazz”). In April 2022, the Company entered into a global collaboration and license agreement (the “Collaboration Agreement”) with Jazz under which Jazz acquired exclusive global development and commercialization rights to JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Subject to the terms and conditions of the Purchase Agreement, the Company sold to Jazz (the “Asset Sale”) its program (the “898 Program”) for the development, manufacturing, commercialization, use and other exploitation of the Licensed Product. Pursuant to the Purchase Agreement and related ancillary agreements, in consideration for the Transferred Assets, Jazz paid to the Company upfront consideration of $21.0 million, and has agreed to pay an additional $2.0 million upon the consent to the partial assignment a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. Jazz also assumed certain liabilities of the Company relating to the 898 Program arising after the Closing.
The Purchase Agreement contains customary representations, warranties and covenants of each of the Company and Jazz. The Purchase Agreement further provides that, subject to certain limitations, the Company and Jazz will each indemnify the other for certain losses arising from such breaches of representations, warranties and covenants and liabilities allocated to such party pursuant to the terms of the Purchase Agreement.

In addition, the Purchase Agreement contains a non-competition covenant pursuant to which the Company agreed not to exploit any IFNα or variant thereof, or any product containing any IFNα or variant thereof, for a period of eighteen (18) months after the Closing, subject to customary exceptions for change of control transactions.
Effective as of the Closing, the Collaboration Agreement was terminated.
The foregoing description of the terms of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Purchase Agreement, a copy of which the Company intends to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.
Loan Repayment
On May 6, 2026, the Company entered into a letter agreement providing for the repayment by the Company of all amounts owed under the loan and security agreement, dated May 2, 2024 (the “K2HV Loan Agreement”), by and among the Company, the lenders from time to time party hereto (collectively, “Lenders”, and each, a “Lender”), K2 HealthVentures LLC (“K2HV”), as administrative agent for Lenders (in such capacity, together with its successors, “Administrative Agent”), and ANKURA TRUST COMPANY, LLC, as collateral trustee for Secured Parties (in such capacity, together with its successors, “Collateral Trustee”). On May 6, 2026, upon payment by the Company of approximately $31.4 million, all of the Company’s indebtedness and obligations to the Collateral Trustee and the Lenders under the Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full.
Lease Termination
On May 7, 2026, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination”) with ARE-770/784/790 Memorial Drive, LLC (the “Landlord”), pursuant to which the Company and Landlord agreed to terminate that certain the lease, dated June 1, 2021, as amended, by and between the Company and the Landlord (the “Lease”), effective October 31, 2026 or such sooner date as a party provides notices in accordance with the Lease Termination (the “Lease Termination Date”). Under the Lease, the Company leased approximately 25,778 square feet of space, consisting of the entire building located at 200 Talcott Avenue, Watertown, Massachusetts. Pursuant to the Lease Termination, the Company will pay the Landlord an aggregate termination fee of $2.7 million, which shall represent full satisfaction of all remaining payments and other financial obligations due from the Company to Landlord under the Lease including, without limitation, Base Rent (as defined in the Lease) for the months of May 2026 through October 2026. The Company will have no further rent obligations to the Landlord pursuant to the Lease after the Lease Termination Date.
The foregoing description of the terms of the Lease Termination does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Lease Termination, a copy of which the Company intends to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.

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
As of March 31, 2026, we had cash and cash equivalents of $46.5 million, an accumulated deficit of $488.9 million and during the three months ended March 31, 2026 we used $10.6 million in cash and cash equivalents to fund operating activities. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report, and we expect continuing operations beyond the near term will require additional liquidity. We have not established a source of revenue to fund operating activities and we have no dedicated source of liquidity available to us other than our ATM Offering. We have been in the past and are currently subject to General Instruction I.B.6 of Form S-3, which may limit our ability to sell shares of our common stock through the ATM Offering for the foreseeable future. We may also be required to reduce our current spending requirements where possible.
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
Based on our current operating plan, we do not expect that our existing cash resources will be sufficient to fund our operations for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. If we are unable to raise additional capital, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or we may be forced to cease our operation entirely. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. If we are unable to raise capital when needed or on attractive terms, or should we engage in one or more potential strategic transactions, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts or to cease operations entirely. Our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.
On February 24, 2026, we announced that we plan to explore strategic alternatives to maximize near and long-term stockholder value, which include the Asset Sale described above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Asset Purchase Agreement; Termination of Collaboration Agreement” and may also include a sale of our company, a business combination or merger, a sale of assets, licensing or collaboration arrangements, or other strategic transactions. We do not have a defined timeline for the exploration and evaluation of strategic alternatives, and there can be no assurance that the process will result in any strategic alternative being announced or consummated. Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.

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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $13.5 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $488.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
We do not have cash and cash equivalents sufficient to complete development of WTX-124, WTX-330, our INDUCER molecules or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed, on acceptable terms or at all, would have a negative effect on our financial condition and our ability to develop and commercialize our current and any future product candidates, and otherwise pursue our business strategy and we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
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
A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into collaborations in the future on an asset-by-asset basis to maximize the value of each of our programs. For example, in April 2022, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha, or IFNα, INDUKINE molecule, JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria. Although we terminated the Collaboration Agreement in May 2026, we may also enter into other collaborations in connection with our platform technology in order to advance the development of programs beyond our initial focus in cytokines. Such collaborations may include the development and commercialization of any of our product candidates or the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and platform technology. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view such product candidates as having the requisite potential to demonstrate safety and efficacy. We may also be restricted under future license agreements from entering into agreements on certain terms or at all with potential collaborators.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If any product candidate we develop is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. For example, we have received, and we may in the future receive, correspondence from third parties or their legal counsel disclosing that such third party owns patents that may encompass one or more of our product candidates. It is also possible that a third party may file a lawsuit against us alleging infringement of its patents. The outcome of any such proceeding is uncertain and would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources, which could harm our business. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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

As of January 1, 2025, a new international recognition procedure, or IRP, applies, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). Should we or our collaborators seek to rely on the IRP to obtain regulatory approval in the U.K., any delay in obtaining, or an inability to obtain, any marketing approvals from RRs may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.
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
The ACA has been subject to litigation challenging its provisions, and such litigation is likely to continue with uncertain results. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect until fiscal year 2032 unless additional congressional action is taken. Additionally, the Inflation Reduction Act, or the IRA, also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year (to be adjusted annually for inflation) beginning in 2025.
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
For example, in August 2022, the IRA was signed into law by President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. Ten high-cost drugs paid for by Medicare Part D are subject to negotiated prices starting in 2026, to be followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law.

CMS has and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and its results, and potential impacts on our business, are uncertain.
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
Subsequently, on May 12, 2025, President Trump issued an additional executive order, or the Additional Order, calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. Since the Additional Order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most-favored-nation” pricing. For example, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most-favored-nation” price for participating manufacturers’ products. Additionally, on December 21, 2025, CMS issued two proposed rules that, if implemented, would introduce two mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models, where manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. Most recently, on April 2, 2026, President Trump issued an executive order establishing a tariff framework for imported patented pharmaceuticals and related inputs, with more favorable rates and/or exceptions tied to most-favored-nation pricing and domestic manufacturing commitments. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
At the U.S. state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments and other transfers of value made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and certain other U.S.-licensed healthcare providers and U.S. teaching hospitals, as well as information regarding ownership and investment interests by physicians and their immediate family members. As of January 1, 2022, applicable manufacturers are also required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.
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
In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, or there are other developments involving the arrangements that underlie this framework, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
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
In June 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has impacted how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. This is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.
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
As of March 31, 2026, we had 14 employees. In February 2026, we implemented a reduction in force affecting approximately 64% of our workforce as part of a restructuring plan intended to better align our resources with our pursuit of strategic alternatives. Additional risks associated with the continuing impact of our restructuring plan include employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, and adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future). If we do not realize the expected benefits of our restructuring plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
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
Our stock price is likely to be volatile. For example, from January 1, 2025, until May 1, 2026, our stock price has ranged from $0.53 to $2.38. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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

10.1*+	Offer Letter, dated as of April 19, 2023, as amended by addendum dated June 12, 2023, by and between the Registrant and Michael Urban.
10.2*+	Retention Agreement, dated as of February 15, 2026, by and between the Registrant and Daniel J. Hicklin.
10.3*+	Retention Agreement, dated as of February 16, 2026, by and between the Registrant and Michael Urban.
10.4*+	Retention Agreement, dated as of February 16, 2026, by and between the Registrant and Steven Bloom.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Daniel J. Hicklin
Daniel J. Hicklin, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)