Form 10-Q
period 2026-06-30
Werewolf Therapeutics, Inc.
filed 2026-07-31
CIK 1785530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, there were 48,599,066 shares of common stock, $0.0001 par value per share, outstanding.

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
The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “design,” “designed to,” “engineered,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “promise,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the anticipated timing of data announcements;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Werewolf Therapeutics, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,987	$57,050
Prepaid expenses and other current assets	905	1,536
Total current assets	22,892	58,586
Property and equipment, net	1,263	4,688
Restricted cash and cash equivalents	—	901
Operating lease right of use asset	—	5,216
Other assets	—	5
Total assets	$24,155	$69,396
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,939	$754
Accrued expenses and other current liabilities	5,924	5,407
Operating lease liability, current	—	1,751
Note payable, net of discount and issuance costs	—	28,236
Total current liabilities	7,863	36,148
Operating lease liability, net of current portion	—	7,684
Derivative liability	—	759
Total liabilities	7,863	44,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 48,599,066 and 48,596,817 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	501,559	500,210
Accumulated deficit	(485,272)	(475,410)
Total stockholders’ equity	16,292	24,805
Total liabilities and stockholders’ equity	$24,155	$69,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$21,000	$—	$21,000	$—
Operating expenses:
Research and development	6,162	13,143	14,343	26,263
General and administrative	7,680	4,399	12,770	9,270
Total operating expenses	13,842	17,542	27,113	35,533
Operating income (loss)	7,158	(17,542)	(6,113)	(35,533)
Other expense:
Interest income	277	850	710	1,847
Interest expense	(475)	(1,301)	(1,843)	(2,564)
Loss on extinguishment of note payable	(3,354)	—	(3,354)	—
Other income, net	64	11	738	179
Total other expense	(3,488)	(440)	(3,749)	(538)
Net income (loss)	$3,670	$(17,982)	$(9,862)	$(36,071)

Net income (loss) per common share, basic and diluted	$0.08	$(0.40)	$(0.20)	$(0.80)
Weighted-average common shares outstanding, basic and diluted	48,597,534	44,981,746	48,597,177	44,904,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	48,596,817	$5	$500,210	$(475,410)	$24,805
Stock-based compensation expense	—	—	929	—	929
Net loss	—	—	—	(13,532)	(13,532)
Balance at March 31, 2026	48,596,817	5	501,139	(488,942)	12,202
Issuance of common stock, net	2,249	—	1	—	1
Stock-based compensation expense	—	—	419	—	419
Net income	—	—	—	3,670	3,670
Balance at June 30, 2026	48,599,066	$5	$501,559	$(485,272)	$16,292

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	44,827,159	$5	$487,973	$(414,588)	$73,390
Stock-based compensation expense	—	—	2,006	—	2,006
Net loss	—	—	—	(18,089)	(18,089)
Balance at March 31, 2025	44,827,159	5	489,979	(432,677)	57,307
Issuance of common stock from at the market offering, net of issuance costs of $255	421,766	—	305	—	305
Issuance of common stock, net	86,340	—	41	—	41
Stock-based compensation expense	—	—	1,793	—	1,793
Net loss	—	—	—	(17,982)	(17,982)
Balance at June 30, 2025	45,335,265	$5	$492,118	$(450,659)	$41,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

Werewolf Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(9,862)	$(36,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,348	3,799
Depreciation expense	2,850	832
Loss on sale and disposal of property and equipment, net	159	—
Non-cash interest expense	771	1,010
Non-cash lease expense	307	381
Loss on extinguishment of note payable	3,354	—
Change in fair value of derivative liability	(707)	(190)
Gain on modification of lease liability	(1,142)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	636	(574)
Accounts payable, accrued expenses and other liabilities	1,702	(2,348)
Operating lease liability	(3,384)	(951)
Net cash used in operating activities	(3,968)	(34,112)
Investing activities:
Proceeds from sale of property and equipment	416	—
Net cash provided by investing activities	416	—
Financing activities:
Repayment of note payable and extinguishment costs	(32,413)	—
Proceeds from at the market offering of common stock, net of issuance costs	—	347
Proceeds from issuances under Employee Stock Purchase Plan	1	41
Net cash (used in) provided by financing activities	(32,412)	388
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(35,964)	(33,724)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	57,951	112,215
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$21,987	$78,491

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$21,987	$77,596
Restricted cash and cash equivalents	—	895
Total cash, cash equivalents and restricted cash and cash equivalents	$21,987	$78,491

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,338	$1,562
Supplemental disclosure of non-cash investing and financing activities:
Adjustment to right of use asset in exchange for reduction in lease liability	$4,909	$—
Issuance costs in accounts payable and accrued expenses	$—	$126
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
2. Strategic Review and Liquidity
In February 2026, we adopted a restructuring plan to extend our capital resources (the “2026 Restructuring”) in connection with initiating a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. We have engaged Piper Sandler & Co. (“Piper Sandler”) to serve as exclusive financial advisor to assist in the strategic review process. Measures contemplated during the strategic review process include the asset purchase agreement described in Note 4, and may also include, among other options, a sale of the Company, a business combination or merger, a sale of our assets, licensing or collaboration arrangements, or other strategic transactions. There can be no assurance that the strategic review process will result in any agreement or transaction that will enhance stockholder value, or any agreement or transaction at all.
As part of the 2026 Restructuring, our board of directors approved a reduction in force in February 2026, representing 64% of our workforce to better align our resources with our pursuit of strategic alternatives. In May 2026, an additional reduction in force occurred, representing 36% of our workforce at that time. See Note 12 for further discussion of the impact of the 2026 Restructuring.
We had cash and cash equivalents of $22.0 million at June 30, 2026. The outcome of our strategic review process will inform future development plans and the costs associated with those efforts. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to execute on our strategic review process. Our ability to maintain ongoing operations is dependent on our ability to obtain additional financing, as to which we can make no assurance. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. There can be no assurance that the strategic review process will result in any agreement or transaction that will mitigate the conditions which raise substantial doubt about our ability to continue as a going concern, or at all.
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
3. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of our financial position and results of our operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026 (the “2025 Annual Report”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, is unaudited. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any future period.
The accompanying condensed consolidated financial statements include the accounts of Werewolf Therapeutics, Inc. and its wholly owned subsidiary, Werewolf Therapeutics Mass Securities, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in our audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in our 2025 Annual Report. Other than as set forth below, there have been no material changes in our significant accounting policies during the six months ended June 30, 2026.
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
Subsequent Events
We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in Note 13, we did not identify any subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.
4. Collaboration Revenue
In April 2022, we entered into an exclusive global collaboration and license agreement (the “Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) pursuant to which we granted Jazz certain licenses to develop and commercialize products containing our Interferon alpha (“IFNα”) INDUKINE™ molecule, JZP898 (the “898 Program”), as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a “Licensed Product”). Under the Collaboration Agreement, we were responsible for certain preclinical development activities with respect to JZP898 and other development activities specified in mutually agreed upon development plans. Jazz had generally reimbursed us for the cost of such activities. Jazz is responsible for all other development and commercialization activities conducted to exploit the Licensed Products, including submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”). In June 2024, we executed a transfer agreement (the “Transfer Agreement”) to assign our rights in a development agreement with a contract manufacturer of JZP898 to Jazz. The execution of this Transfer Agreement was the last material performance obligation required of us under the Collaboration Agreement. We were eligible to receive up to $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products upon meeting certain conditions.

On May 6, 2026 (the “Closing”), we entered into an asset purchase agreement (the “Purchase Agreement”) with Jazz. Subject to the terms and conditions of the Purchase Agreement, we sold to Jazz the 898 Program for the development, manufacturing, commercialization, use and other exploitation of the Licensed Product. Pursuant to the Purchase Agreement and related ancillary agreements, in consideration for all material assets, properties, rights and interests used or held for use in the conduct of the 898 Program, Jazz paid us upfront consideration of $21.0 million, and has agreed to pay an additional $2.0 million upon the consent to the partial assignment of a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. Jazz also assumed certain liabilities of ours relating to the 898 Program arising after the Closing.
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
Effective as of the Closing, the Collaboration Agreement was terminated, and as a result, we are no longer eligible to receive payment for meeting the conditions of the development and regulatory milestones or sales-based milestones for any Licensed Products.
Concurrently with the Purchase Agreement, we also entered into a license agreement (the “New License Agreement”) with Jazz to license to them certain patents and “know-how” (the “Licensed Patents” and “Licensed Know-How,” respectively). The Licensed Patents and the Licensed Know-How are necessary in the development of the 898 Program, however are not exclusive to the 898 Program.
Accounting Analysis under ASC 606
Identification of the Contracts(s)
We have previously concluded that the Collaboration Agreement represents a contract with a customer within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
We have assessed the Purchase Agreement and the New License Agreement, and have concluded that they represent a single combined arrangement due to the fact that they were negotiated as a package with a single commercial objective. We have further concluded that the Purchase Agreement and the New License Agreement represent a modification to the Collaboration Agreement within the scope of ASC 606.
Identification of Promises and Performance Obligations
Previously, we have concluded that the license granted to Jazz under the Collaboration Agreement, and the corresponding “know-how” are not capable of being distinct from the other promises within the contract, and as such, determined that the license and the “know-how” combined with the other research and development services and supply represent a single combined performance obligation. Under the Purchase Agreement and the New License Agreement, Jazz continues to have rights to the same patents and “know-how” that were granted under the Collaboration Agreement. However, under the Purchase Agreement, we transferred ownership of certain patents and “know-how” to Jazz. At the time of the Closing, our performance obligation to Jazz had been fulfilled.
Determination of Transaction Price
We have assessed the Purchase Agreement and the New License Agreement, and have concluded that they represent a modification that results in an increase in the overall transaction price of the contract with Jazz. We’ve determined that the upfront consideration included in the Purchase Agreement of $21.0 million should be added to the overall transaction price.
The Purchase Agreement also includes a $2.0 million contingent payment that is payable to us upon the successful partial assignment of a certain license agreement. We’ve determined that this contingent payment represents variable consideration that should not be included in the transaction price. We used the most likely amount method to estimate variable consideration and estimated that the most likely amount of the contingent payment was zero at the Closing as the success of completing the partial assignment of the license agreement is highly susceptible to factors outside of our control.
The Collaboration Agreement included various development and regulatory and sales-based milestones. The payments associated with these milestones represented variable consideration that were excluded from the overall transaction price at the inception of the Collaboration Agreement. As of the Closing, we are no longer entitled to receipt of payment for any of the unpaid milestones included in the Collaboration Agreement. Accordingly, the unpaid milestone payments are no longer considered for inclusion in the overall transaction price as of the Closing.

We re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. During the period from the Closing through June 30, 2026, we did not recognize any adjustment to the transaction price associated with the contingent payment.
Revenue Recognition
As noted above, we have no remaining performance obligation to Jazz as of the Closing. Accordingly, we have recognized revenue of $21.0 million during the three and six months ended June 30, 2026 related to the increase in the overall transaction price described above. As of June 30, 2026, all consideration included in the overall transaction price has been recognized as revenue.
5. Financial Instruments and Fair Value Measurements
Our assets that are required to be measured at fair value on a recurring basis consist of money market funds classified as cash and cash equivalents on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Our liabilities that are required to be measured at fair value on a recurring basis consist of a derivative liability pursuant to a loan and security agreement (the “K2HV Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) (see Note 7, Term Loan) on our condensed consolidated balance sheet as of December 31, 2025. We do not have any liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2026.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Assets measured at fair value on a recurring basis as of June 30, 2026 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$21,489	$—	$—	$21,489
Total assets	$21,489	$—	$—	$21,489
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$56,548	$—	$—	$56,548
Total assets	$56,548	$—	$—	$56,548

Liabilities:
Derivative liability	$—	$—	$759	$759
Total liabilities	$—	$—	$759	$759
There were no changes in valuation techniques used during the three or six months ended June 30, 2026.
Derivative Liability
In May 2024, we entered into the K2HV Loan Agreement, as further described in Note 7, which provided up to $60.0 million principal in term loans. Pursuant to the terms of the K2HV Loan Agreement, the lenders thereto could elect, prior to the full repayment of the term loans, to convert up to $5.0 million of the outstanding principal of the term loans into shares of our common stock at a conversion price of the lesser of $6.3182 per share (the “Fixed Price Conversion”) and the lowest effective price per share of our first equity financing following the closing of the K2HV Loan Agreement (the “Variable Price Conversion”), subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Fixed Price Conversion and Variable Price Conversion within the K2HV Loan Agreement were required to be bifurcated as a single compound embedded derivative carried at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations.
In May 2026, we repaid all amounts owed under K2HV Loan Agreement, as described in Note 7. Upon repayment of the outstanding principal of the term loan, the lenders’ ability to exercise the conversion option expired.

The following table reconciles the change in fair value of the derivative liability based on Level 3 inputs:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Balance at beginning of period	$759	$2,829
Change in fair value	(707)	(190)
Extinguishment of note payable	(52)	—
Balance at end of period	$—	$2,639
The change in fair value of the derivative liability is included in other income, net in the accompanying condensed consolidated statements of operations. We recognized nominal gains related to change in fair value of the derivative liability during the three months ended June 30, 2026 and 2025. We recognized gains of $0.7 million and $0.2 million related to change in fair value of the derivative liability during the six months ended June 30, 2026 and 2025, respectively. The fair value of the derivative liability immediately prior to repayment of the amounts owed under K2HV Loan Agreement was written off and is included in the loss on extinguishment of note payable in the accompanying condensed consolidated statement of operations in the amount of $0.1 million for the three and six months ended June 30, 2026.
The fair value of the derivative liability in the term loan was estimated using the Monte Carlo and the Black-Scholes models, each weighted based on the probable outcomes of various scenarios. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in measuring the derivative liability in the term loan as of December 31, 2025 is as follows:

Stock price	$0.63
Volatility	105.0%
Risk-free rate (continuous)	3.5%
Expected term (in years)	0.25
Dividend yield (continuous)	—%
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Contract research	$3,189	$2,376
Professional fees	2,316	1,388
Employee compensation and benefits	211	302
Manufacturing	90	928
Restructuring costs	34	—
Accrued interest	—	266
Other	84	147
Total accrued expenses and other current liabilities	$5,924	$5,407
7. Term Loan
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
The term loan was scheduled to mature on May 1, 2028, and we were obligated to make interest only payments for the first 24 months followed by equal interest and principal payments each month thereafter through the maturity date. The term loan bore a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We could prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders were entitled and certain notice requirements. We were obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded (the “Final Fee”) to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee was being accreted to interest expense using the effective interest method over the life of the debt.
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
On May 6, 2026, we entered into a letter agreement providing for the repayment by us of all amounts owed under the K2HV Loan Agreement. On May 6, 2026, upon payment by us of $31.4 million, all of our indebtedness and obligations to the Collateral Trustee and the Lenders under the K2HV Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full. During the three and six months ended June 30, 2026, we recognized a loss on the extinguishment of debt in the amount of $3.4 million, primarily due to the write off of unamortized debt issuance costs and the unaccreted balance of the Final Fee.
The outstanding note payable consisted of the following as of December 31, 2025 (in thousands) :

Note payable	$30,000
Unamortized debt discount and issuance costs	(1,764)
Net carrying amount of note payable	$28,236

The following table provides the components of interest expense related to the K2HV Loan Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense based on coupon interest rate (10.3%) of outstanding term loans	$299	$781	$1,072	$1,554
Amortization of debt discount and accretion of Final Fee (8.94%)	176	520	771	1,010
Total interest expense on effective rate (19.24%)	$475	$1,301	$1,843	$2,564
We had presented the full amount of the term loan payable, net of discount and issuance costs, as a current liability as of December 31, 2025 based on our assessment that repayment of the loan was probable in the subsequent twelve months of December 31, 2025.
8. Common and Preferred Stock
Common Stock
We are authorized to issue 200,000,000 shares of common stock. Common stockholders are entitled to dividends if and when declared by our board of directors. As of June 30, 2026, no dividends on common stock had been declared by us.
On May 10, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), pursuant to which we are entitled to offer and sell shares of our common stock (the “ATM Offering”). The Sales Agreement provides that Leerink Partners will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering (the “Prospectus”) for the offer and sale of shares of our common stock with an aggregate offering price of up to $12.5 million in the ATM Offering as a result of being subject to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). As of June 30, 2026, we remain subject to the Baby Shelf Limitation. During the six months ended June 30, 2026, we did not sell any shares of our common stock under the ATM Offering. During the six months ended June 30, 2025, we sold 421,766 shares of our common stock at an average price of $1.33 per share for net proceeds of $0.3 million after deducting sales commissions and offering expenses.
We have reserved shares of common stock for issuance as follows:

	As of June 30, 2026	As of December 31, 2025
Shares reserved for exercises of outstanding stock options	8,206,431	9,954,872
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,044,648	560,929
Shares reserved for issuance under the 2021 Stock Incentive Plan	6,070,054	2,039,026
Shares reserved for issuance as part of the K2HV Loan Agreement conversion feature	—	791,364
Total shares reserved for future issuance	15,321,133	13,346,191
Preferred Stock
We are authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2026, no shares of preferred stock were issued or outstanding.
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
We initially registered 3,352,725 shares of common stock under the 2021 Plan, pursuant to a Registration Statement on Form S-8 filed with the SEC on April 30, 2021, which was comprised of (i) 2,843,116 shares of common stock reserved for issuance under the 2021 Plan, (ii) 31,884 shares of common stock originally reserved for issuance under the 2017 Plan that became available for issuance under the 2021 Plan upon the completion of the IPO, and (iii) 477,725 shares of unvested restricted stock subject to repurchase by us that may become issuable under the 2021 Plan following such repurchase. The 2021 Plan also provides that an additional number of shares will be added annually to the shares authorized for issuance under the 2021 Plan on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031. The number of shares added each year will be equal to the lesser of (i) 5% of the number of shares of outstanding common stock on such date and (ii) such amount as determined by our board of directors. As of June 30, 2026, a cumulative total of 9,582,699 additional shares have been added to the total shares authorized for issuance under the 2021 Plan in accordance with these terms.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“2021 ESPP”) permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive six-month offering periods, each containing a single six-month purchase period. On the first day of each offering period, each employee who is enrolled in the 2021 ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the lesser of the closing price of a share of our common stock on (i) the first day of the offering period, or (ii) the last day of the offering period. During the six months ended June 30, 2026 and 2025, 2,249 and 39,853 shares of our common stock, respectively, were purchased by participants of the 2021 ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in our condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$83	$973	$586	$2,028
General and administrative	336	820	762	1,771
Total stock-based compensation	$419	$1,793	$1,348	$3,799
As part of the severance benefits offered to former employees impacted by the 2026 Restructuring described in Note 2 (the “Former Employees”), the forfeiture conditions of outstanding stock options belonging to the Former Employees were modified such that the Former Employees will retain their rights to exercise their stock options through the original expiration dates of each respective stock option to the extent that such stock options had become vested at the time that the Former Employees’ employment with us was terminated. Absent these modifications, the impacted stock options would have been forfeited by the Former Employees after a period of 90 days following the termination of their employment with us, if not exercised sooner. The expiration date for all stock options impacted by these modifications will occur on the tenth anniversary of the grant date of each respective stock option. For the three and six months ended June 30, 2026, the stock-based compensation expense above includes $0.1 million and $0.7 million, respectively, of expense recognized related to these modifications.
Stock Option Activity
No stock options were granted during the three or six months ended June 30, 2026. The fair value of stock options granted during the three and six months ended June 30, 2025 were calculated on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Risk-free interest rate	4.0%	4.4%
Expected term (in years)	5.8	5.9
Expected annual dividend yield	—%	—%
Expected volatility	95.2%	95.3%

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2025 was $0.82 and $1.17 per share, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2026:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	9,954,872	$4.71
Granted	—	$—
Exercised	—	$—
Cancelled	(1,748,441)	$2.23
Outstanding at June 30, 2026	8,206,431	$5.24	6.35	$—
Exercisable at June 30, 2026	6,948,699	$5.77	6.02	$—
No stock options were exercised during the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, we had unrecognized stock-based compensation expense related to unvested stock options of $2.0 million, which we expect to recognize over a weighted-average period of approximately 1.7 years.
10. Net Income (Loss) Attributable to Common Stockholders per Share
We reported net income for the three months ended June 30, 2026 and net losses for the six months ended June 30, 2026 and for the three and six months ended June 30, 2025. For purposes of the diluted net income (loss) attributable to common stockholders per share calculation, outstanding stock options, common stock to be issued under the 2021 ESPP, and the conversion option derivative under the K2HV Loan Agreement are considered to be potentially dilutive securities; however, the following amounts were excluded from the weighted-average common stock outstanding in the calculation of diluted net income (loss) attributable to common stockholders per share because their effect would have been anti-dilutive:

	June 30,
	2026	2025
Outstanding stock options	8,206,431	10,461,702
Common stock to be issued under the 2021 ESPP	—	70,602
Common stock to be issued upon exercise of the K2HV Loan Agreement conversion feature	—	791,364
Total	8,206,431	11,323,668
11. Segment Information
We have one reportable segment which focuses on the discovery and development of cancer therapeutics. The segment derives its revenue from the Purchase Agreement with Jazz (see Note 4, Collaboration Revenue).
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

The following is a summary of our segment and consolidated net income (loss), including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Collaboration revenue	$21,000	$—	$21,000	$—
Less:
General and administrative support	6,678	3,486	11,250	7,309
Clinical development	3,047	5,710	6,690	10,039
Research and discovery	1,028	3,537	3,183	6,856
Manufacturing	218	2,610	1,792	6,698
Other segment expenses(a)	2,871	2,199	4,198	4,631

Interest income	277	850	710	1,847
Interest expense	(475)	(1,301)	(1,843)	(2,564)
Loss on extinguishment of note payable	(3,354)	—	(3,354)	—
Other income, net	64	11	738	179
Segment and consolidated net income (loss)	$3,670	$(17,982)	$(9,862)	$(36,071)
(a) Other segment expenses includes non-cash expenses for stock-based compensation and depreciation expenses.
12. Restructuring
In February 2026, we initiated a strategic review process and the 2026 Restructuring. The 2026 Restructuring is expected to be completed by the end of 2026.
We estimate that we will incur approximately $6.5 million in costs associated with the 2026 Restructuring, consisting of severance payments, retention bonuses, employee benefits and related taxes, stock-based compensation, and contract termination costs. Our estimate of costs we expect to incur and the expected timing of when the 2026 Restructuring will be completed are subject to a number of assumptions, and actual results may differ. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated that may occur as a result of, or that are associated with the 2026 Restructuring.
The following table summarizes the restructuring costs incurred and the total estimated costs expected to be incurred in connection with the 2026 Restructuring:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Cumulative Costs to Date	Total Estimated Costs
	(in thousands)
Employee severance, benefits and related taxes	$83	$2,640	$2,640	$2,640
Employee retention bonuses, benefits and related taxes	1,296	2,079	2,079	2,881
Stock-based compensation	50	665	665	665
Contract termination costs	(50)	300	300	300
Total restructuring costs	$1,379	$5,684	$5,684	$6,486

Total restructuring costs recognized in our condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$419	$—	$3,477	$—
General and administrative	960	—	2,207	—
Total restructuring costs	$1,379	$—	$5,684	$—
Accrued restructuring costs, which are included in accrued expenses and other current liabilities on our condensed consolidated balance sheets were as follows (in thousands):

Balance as of December 31, 2025	$—
Restructuring costs recognized during the period	4,305
Cash payments made during the period	(3,971)
Employee retention bonuses paid in advance	724
Non-cash charges recognized during the period	(615)
Balance as of March 31, 2026	443
Restructuring costs recognized during the period	1,379
Cash payments made during the period	(1,229)
Amortization of employee retention bonuses paid in the prior period	(509)
Non-cash charges recognized during the period	(50)
Balance as of June 30, 2026	$34
13. Lease Termination
On May 7, 2026 (the “Modification Date”), we entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination”) with ARE-770/784/790 Memorial Drive, LLC (the “Landlord”), pursuant to which we and the Landlord agreed to terminate that certain lease, dated June 1, 2021, as amended, by and between us and the Landlord (the “Lease”), effective October 31, 2026 (the “Lease Termination Date”). Either party may elect to accelerate the Lease Termination Date by providing 30 days’ prior written notice to the other party, provided that such notice is given no earlier than July 1, 2026 (the “Termination Option”). Under the Lease, we leased approximately 25,778 square feet of space, consisting of the entire building located at 200 Talcott Avenue, Watertown, Massachusetts. Pursuant to the Lease Termination, we paid the Landlord an aggregate termination fee of $2.7 million, which represented full satisfaction of all remaining payments and other financial obligations due from us to the Landlord under the Lease including, without limitation, Base Rent (as defined in the Lease) for the months of May 2026 through October 2026. We have no further rent obligations to the Landlord pursuant to the Lease after the Lease Termination Date.
We have assessed the Lease Termination and have concluded that it represents a modification to the Lease within the scope of ASC Topic 842, Leases (“ASC 842”). Upon the execution of the Lease Termination, we were reasonably certain that the Termination Option would be exercised, and accordingly we estimated that the lease would terminate on July 31, 2026 for purposes of measuring the modified lease liability. On the Modification Date, we measured our modified lease liability to be $2.5 million. We reduced our lease liability to the modified lease liability through an adjustment to our right-of-use asset as of the Modification Date. We have recognized a reduction to our operating expenses during the three and six months ended June 30, 2026 in the amount of $1.1 million, representing the remaining reduction in our lease liability required after our right-of-use asset was reduced to zero. The reduction to our operating expenses has been allocated between research and development and general and administrative operating expenses proportionately with how the operating lease costs have been allocated over the term of the Lease.
As a result of the Lease Termination, we have determined that the estimated useful lives for the majority of our property and equipment will no longer extend beyond July 31, 2026. We have recognized additional depreciation expense during the three and six months ended June 30, 2026 as a result of the change in the estimated useful lives, and will continue to recognize higher-than-expected depreciation expense during each period until our property and equipment is fully depreciated or disposed of.
On July 1, 2026, the Landlord exercised the Termination Option to terminate the Lease, effective July 31, 2026.

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
The Phase 1/1b clinical trial of WTX-124 is expected to be completed in the fourth quarter of 2026. Additional funding will be required to initiate any further development, which could include a registration-enabling trial. We are currently seeking a strategic partnership for the further development of WTX-124.
The dose- and regimen-determining Part A of the Phase 1b/2 clinical trial of WTX-330 is expected to be completed in the fourth quarter of 2026. Additional funding will be required to further develop WTX-330, which could include sequential administration of WTX-330 and WTX-124 that may provide a novel development path in poorly immunogenic tumors. We are currently seeking a strategic partnership for the further development of WTX-330.
Recent Developments
Asset Purchase Agreement; Termination of Collaboration Agreement
On May 6, 2026, or the Closing, we entered into an asset purchase agreement, or the Purchase Agreement, with Jazz Pharmaceuticals Ireland Limited, a corporation organized under the laws of Ireland, or Jazz. In April 2022, we entered into a global collaboration and license agreement, or the Collaboration Agreement, with Jazz under which Jazz acquired exclusive global development and commercialization rights to JZP898, as well as products containing certain isolated recombinant polypeptides comprising IFNα that meet specified criteria (each such product, a Licensed Product). Subject to the terms and conditions of the Purchase Agreement, we sold to Jazz, which we refer to as the Asset Sale, our program, or the 898 Program, for the development, manufacturing, commercialization, use and other exploitation of the Licensed Product. Pursuant to the Purchase Agreement and related ancillary agreements, in consideration for all material assets, properties, rights and interests used or held for use in the conduct of the 898 Program, Jazz paid us upfront consideration of $21.0 million, and has agreed to pay an additional $2.0 million contingent upon the consent to the partial assignment of a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. Jazz also assumed certain liabilities of ours relating to the 898 Program arising after the Closing.
During the six months ended June 30, 2026, we recognized revenue of $21.0 million due to the change in the overall transaction price of the Collaboration Agreement as a result of entering into the Purchase Agreement.
In the future, our ability to generate revenue from the Purchase Agreement will depend on successfully completing the conditions necessary to receive payment of the $2.0 million contingent payment. There can be assurances of the timing of when we will receive the $2.0 million contingent payment, or at all.
Previously, we were eligible to receive up to $515.0 million in development and regulatory milestones, and up to $740.0 million in sales-based milestones for all Licensed Products upon meeting certain conditions under the Collaboration Agreement. Effective as of the Closing, the Collaboration Agreement was terminated, and as a result, we are no longer eligible to receive payment for meeting the conditions of the development and regulatory milestones or sales-based milestones for any Licensed Products.

Loan Repayment
On May 6, 2026, we entered into a letter agreement providing for the repayment by us of all amounts owed under the loan and security agreement, dated May 2, 2024, or the K2HV Loan Agreement, by and among us, the lenders from time to time party hereto, or the Lenders, K2 HealthVentures LLC, or K2HV, as administrative agent for the Lenders, and ANKURA TRUST COMPANY, LLC, as collateral trustee for secured parties, or the Collateral Trustee. On May 6, 2026, upon payment by us of $31.4 million, all of our indebtedness and obligations to the Collateral Trustee and the Lenders under the Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full. During the six months ended June 30, 2026, we recognized a loss on the extinguishment of debt in the amount of $3.4 million, primarily due to the write off of unamortized debt issuance costs and the unaccreted balance of the final fee payable under the K2HV Loan Agreement.
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
As part of the 2026 Restructuring, our board of directors approved a reduction in force in February 2026, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. In May 2026, an additional reduction in force occurred, representing 36% of our workforce at that time. As a result of the 2026 Restructuring, we recognized costs of $5.7 million during the six months ended June 30, 2026 consisting of severance payments, retention bonuses, employee benefits and related taxes, stock-based compensation, and contract termination costs. We estimate that we will incur approximately $0.8 million in additional costs to complete the 2026 Restructuring, which is expected to be completed by the end of 2026. Our estimate of costs we expect to incur and the expected timing of when the 2026 Restructuring will be completed are subject to a number of assumptions, and actual results may differ. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated that may occur as a result of, or that are associated with the 2026 Restructuring.

Financial Operations Overview
Revenue
Historically, all our revenue has been generated from the Collaboration Agreement with Jazz. In June 2024, we satisfied the last material performance obligation required of us under the Collaboration Agreement. Accordingly, we did not recognize revenue related to the Collaboration Agreement during the six months ended June 30, 2025.
In May 2026, we entered into the Purchase Agreement with Jazz. We recognized $21.0 million in revenue during the six months ended June 30, 2026 related to the Purchase Agreement.
In the future, our ability to generate revenue from the Purchase Agreement will depend on successfully completing the conditions necessary to receive payment of the $2.0 million contingent payment. There can be assurances of the timing of when we will receive the $2.0 million contingent payment, or at all.
Effective as of the Closing, the Collaboration Agreement was terminated.
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
Our external development costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
WTX-124	$1,941	$4,573	$3,115	$9,368
WTX-330	776	1,758	2,190	3,212
WTX-1011	—	—	71	—
WTX-2022	—	—	50	—
WTX-712	—	17	6	104
WTX-921	—	31	—	40
WTX-518	—	1	—	2
Pre-development candidates	1,064	1,063	1,725	1,644
Total external development costs	$3,781	$7,443	$7,157	$14,370

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
•the scope, rate of progress and expenses of our research activities as well as any preclinical studies and clinical trials, including our Phase 1/1b clinical trial for WTX-124 and the Phase 1b/2 clinical trial for WTX-330, as well as other research and development activities;
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
Loss on Extinguishment of Note Payable
Loss on extinguishment of note payable represents the residual financial impact of notes payable to lenders, specifically the extinguishment of the K2HV Loan Agreement in May 2026.
Other Income, Net
Other income, net primarily consists of the unrealized gain or loss recognized on the change in fair value of the derivative liability associated with the K2HV Loan Agreement.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations:

	Three Months Ended June 30,		$ Change
	2026	2025
	(in thousands)
Revenue:
Collaboration revenue	$21,000	$—	$21,000
Operating expenses:
Research and development	6,162	13,143	(6,981)
General and administrative	7,680	4,399	3,281
Total operating expenses	13,842	17,542	(3,700)
Operating income (loss)	7,158	(17,542)	24,700
Other expense:
Interest income	277	850	(573)
Interest expense	(475)	(1,301)	826
Loss on extinguishment of note payable	(3,354)	—	(3,354)
Other income, net	64	11	53
Total other expense	(3,488)	(440)	(3,048)
Net income (loss)	$3,670	$(17,982)	$21,652
Revenue
During the three months ended June 30, 2026, we recognized $21.0 million in revenue related to the Purchase Agreement with Jazz. No revenue was recognized during the three months ended June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Three Months Ended June 30,		$ Change
	2026	2025
	(in thousands)
Clinical trial costs	$2,613	$4,201	$(1,588)
Facility costs	1,102	776	326
Contract research organization	1,087	1,190	(103)
Personnel	1,026	3,750	(2,724)
Manufacturing	81	2,052	(1,971)
Lab consumables	81	1,045	(964)
Other	172	129	43
Total research and development expenses	$6,162	$13,143	$(6,981)
Research and development expenses for the three months ended June 30, 2026 were $6.2 million compared to $13.1 million for the three months ended June 30, 2025. The decrease of $7.0 million was primarily due to:
•$1.6 million of decreased clinical trial costs, driven by lower patient and site monitoring costs as we approach the completion of the Phase 1/1b clinical trial of WTX-124 and the Phase 1b/2 clinical trial of WTX-330, both of which are expected to be completed in the fourth quarter of 2026;
•$2.7 million of decreased personnel costs, driven primarily by cost savings recognized during the three months ended June 30, 2026 as result of the reductions in force that were completed in February and May 2026; and
•a net decrease of $2.7 million across all other research and development activities. This decrease was due to our decision to significantly curtail our research and development spending in order to conserve our capital resources that may be necessary in our pursuit of strategic alternatives. Decreases of $3.0 million across the remaining research and development activities were partially offset by an increase in facility and other costs of $0.4 million due to higher depreciation expense recognized during the three months ended June 30, 2026 as a result of a change in the estimated useful lives of our property and equipment, as well as net losses recognized on the sale and disposal of property and equipment during the period.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Three Months Ended June 30,		$ Change
	2026	2025
	(in thousands)
Professional services	$4,844	$1,325	$3,519
Personnel	1,840	2,095	(255)
Facility costs	492	326	166
Corporate insurance	260	264	(4)
Information technology costs	150	196	(46)
Other	94	193	(99)
Total general and administrative expenses	$7,680	$4,399	$3,281
General and administrative expenses were $7.7 million for the three months ended June 30, 2026 compared to $4.4 million for three months ended June 30, 2025. The increase of $3.3 million was primarily due to:
•$3.5 million of increased professional services fees, driven by an increased reliance on external legal counsel, consultants, and advisors engaged to assist us in our strategic review process; and
•$0.2 million of increased facility costs due to higher depreciation expense recognized during the three months ended June 30, 2026 as a result of a change in the estimated useful lives of our property and equipment.
These increases were partially offset by a decrease of $0.3 million in personnel costs, driven primarily by cost savings recognized during the three months ended June 30, 2026 as result of the reductions in force that were completed in February and May 2026.
Interest Income
Interest income was $0.3 million for the three months ended June 30, 2026 compared to $0.9 million for the three months ended June 30, 2025. This decrease in interest income was primarily the result of lower balances in money market accounts during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Interest Expense
Interest expense was $0.5 million for the three months ended June 30, 2026, compared to $1.3 million for the three months ended June 30, 2025. This decrease in interest expense was due to the extinguishment of the K2HV Loan Agreement in May 2026.
Loss on Extinguishment of Note Payable
The extinguishment of the K2HV Loan Agreement in May 2026 resulted in a one-time loss of $3.4 million for the three months ended June 30, 2026. No similar activity occurred during the three months ended June 30, 2025.
Other Income, Net
Other income, net for the three months ended June 30, 2026 and 2025 primarily consists of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement during each period.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations:

	Six Months Ended June 30,		$ Change
	2026	2025
	(in thousands)
Revenue:
Collaboration revenue	$21,000	$—	$21,000
Operating expenses:
Research and development	14,343	26,263	(11,920)
General and administrative	12,770	9,270	3,500
Total operating expenses	27,113	35,533	(8,420)
Operating loss	(6,113)	(35,533)	29,420
Other expense:
Interest income	710	1,847	(1,137)
Interest expense	(1,843)	(2,564)	721
Loss on extinguishment of note payable	(3,354)	—	(3,354)
Other income, net	738	179	559
Total other expense	(3,749)	(538)	(3,211)
Net loss	$(9,862)	$(36,071)	$26,209
Revenue
During the six months ended June 30, 2026, we recognized $21.0 million in revenue related to the Purchase Agreement with Jazz. No revenue was recognized during the six months ended June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses:

	Six Months Ended June 30,		$ Change
	2026	2025
	(in thousands)
Personnel	$4,961	$8,081	$(3,120)
Clinical trial costs	4,805	6,993	(2,188)
Facility costs	1,728	1,581	147
Contract research organization	1,495	1,862	(367)
Manufacturing	857	5,515	(4,658)
Lab consumables	278	1,987	(1,709)
Other	219	244	(25)
Total research and development expenses	$14,343	$26,263	$(11,920)
Research and development expenses for the six months ended June 30, 2026 were $14.3 million compared to $26.3 million for the six months ended June 30, 2025. The decrease of $11.9 million was primarily due to:
•$3.1 million of decreased personnel costs, driven primarily by cost savings recognized during the six months ended June 30, 2026 as result of the reductions in force that were completed in February and May 2026;
•$2.2 million of decreased clinical trial costs, driven by lower patient and site monitoring costs as we approach the completion of the Phase 1/1b clinical trial of WTX-124 and the Phase 1b/2 clinical trial of WTX-330, both of which are expected to be completed in the fourth quarter of 2026; and
•a net decrease of $6.6 million across all other research and development activities. This decrease was due to our decision to significantly curtail our research and development spending in order to conserve our capital resources that may be necessary in our pursuit of strategic alternatives. Decreases of $6.8 million across the remaining research and development activities were partially offset by an increase in facility costs of $0.1 million due to higher depreciation expense recognized during the six months ended June 30, 2026 as a result of a change in the estimated useful lives of our property and equipment.
General and Administrative Expenses
The following table summarizes our general and administrative expenses:

	Six Months Ended June 30,		$ Change
	2026	2025
	(in thousands)
Professional services	$6,470	$2,462	$4,008
Personnel	4,388	4,745	(357)
Facility costs	887	657	230
Corporate insurance	520	537	(17)
Information technology costs	326	367	(41)
Other	179	502	(323)
Total general and administrative expenses	$12,770	$9,270	$3,500
General and administrative expenses were $12.8 million for the six months ended June 30, 2026 compared to $9.3 million for the six months ended June 30, 2025. The increase of $3.5 million was primarily due to:
•$4.0 million of increased professional services fees, driven by an increased reliance on external legal counsel, consultants, and advisors engaged to assist us in our strategic review process; and
•$0.2 million of increased facility costs due to higher depreciation expense recognized during the six months ended June 30, 2026 as a result of a change in the estimated useful lives of our property and equipment.
These increases were partially offset by:
•$0.4 million of decreased personnel costs, driven primarily by cost savings recognized during the six months ended June 30, 2026 as result of the reductions in force that were completed in February and May 2026; and
•$0.4 million of decreased costs across all other general and administrative activities as the result of cost savings initiatives implemented during the period leading up and during six months ended June 30, 2026.
Interest Income
Interest income was $0.7 million for the six months ended June 30, 2026 compared to $1.8 million for the six months ended June 30, 2025. This decrease in interest income was primarily a result of lower balances in money market accounts during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Interest Expense
Interest expense was $1.8 million for the six months ended June 30, 2026 compared to $2.6 million for the six months ended June 30, 2025. This decrease in interest expense was due to the extinguishment of the K2HV Loan Agreement in May 2026.
Loss on Extinguishment of Note Payable
The extinguishment of the K2HV Loan Agreement in May 2026 resulted in a one-time loss of $3.4 million for the six months ended June 30, 2026. No similar activity occurred during the six months ended June 30, 2025.
Other Income, Net
Other income, net for the six months ended June 30, 2026 and 2025 primarily consists of the gains recognized for the change in fair value of the derivative liability associated with the K2HV Loan Agreement during each period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2017, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company; business planning; raising capital; developing and optimizing our platform technology; identifying potential product candidates; enhancing our intellectual property portfolio; undertaking research, preclinical studies, and clinical trials; and enabling manufacturing for our development programs. Our net loss was $9.9 million for the six months ended June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $22.0 million and an accumulated deficit of $485.3 million. As we have no products that are approved for sale, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. Instead, we have financed our operations primarily through aggregate cash proceeds from convertible promissory notes, private placements of our convertible preferred stock, our initial public offering, payments from Jazz under the Collaboration Agreement and the Purchase Agreement, sales of common stock through our at-the-market program, and the drawdown of our term loans. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report, and we expect continuing operations beyond the near term will require additional liquidity.
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
As part of the 2026 Restructuring, our board of directors approved a reduction in force, representing 64% of our workforce, to better align our resources with our pursuit of strategic alternatives. In May 2026, an additional reduction in force occurred, representing 36% of our workforce at that time. As a result of the 2026 Restructuring, we have recognized restructuring costs of $5.7 million during the six months ended June 30, 2026 consisting of severance payments, retention bonuses, employee benefits and related taxes, stock-based compensation, and contract termination costs. The 2026 Restructuring is expected to be completed by the end of 2026. We may also incur additional costs, including, but not limited to, potential impairment charges not currently contemplated that may occur as a result of, or that are associated with the 2026 Restructuring.
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
The term loan was scheduled to mature on May 1, 2028, and we were obligated to make interest only payments for the first 24 months followed by equal interest and principal payments each month thereafter through the maturity date. The term loan bore a variable interest rate equal to the greater of (i) 10.3%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 1.8%. We could prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders were entitled and certain notice requirements. We were obligated to pay a final fee equal to 6.95% of the aggregate amount of the term loans funded, or the Final Fee, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Final Fee was being accreted to interest expense using the effective interest method over the life of the debt.
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
On May 6, 2026, we entered into a letter agreement providing for the repayment by us of all amounts owed under the K2HV Loan Agreement. On May 6, 2026, upon payment by us of $31.4 million, all of our indebtedness and obligations to the Collateral Trustee and the Lenders under the K2HV Loan Agreement and any other related loan and collateral security documents was deemed paid and discharged in full. During the six months ended June 30, 2026, we recognized a loss on the extinguishment of debt in the amount of $3.4 million, primarily due to the write off of unamortized debt issuance costs and the unaccreted balance of the Final Fee.
ATM Offering
On May 10, 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, or Leerink Partners, pursuant to which, from time to time, we may offer and sell shares of our common stock, which we refer to as the ATM Offering. The Sales Agreement provides that Leerink Partners is entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. We were initially entitled to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in the ATM Offering, which was subsequently increased in February 2024 to $75.0 million. On May 8, 2025, we filed a new Registration Statement on Form S-3 and filed a new prospectus covering the ATM Offering, or the Prospectus, with an aggregate offering price of up to $12.5 million in the ATM Offering as a result of being subject to General Instruction I.B.6 of Form S-3, or the Baby Shelf Limitation. As of June 30, 2026, we remain subject to the Baby Shelf Limitation. During the six months ended June 30, 2026, we did not sell any shares of our common stock under the ATM Offering.
Jazz Collaboration
As of June 30, 2026, we had received $41.0 million in payments from Jazz, excluding payments for reimbursed costs, under the terms of the Collaboration Agreement and the Purchase Agreement.
Pursuant to the Purchase Agreement, Jazz has agreed to pay us an additional $2.0 million contingent upon the consent to the partial assignment of a certain license agreement, as and to the extent such agreement relates to the conduct of the 898 Program. There can be assurances of the timing of when we will receive the $2.0 million contingent payment, or at all.

Effective as of the Closing, the Collaboration Agreement was terminated, and as a result, we are no longer eligible to receive payment for meeting the conditions of the development and regulatory milestones or sales-based milestones we were previously eligible for under the Collaboration Agreement.
Plan of Operation and Future Funding Requirements
As of June 30, 2026, we had cash and cash equivalents of $22.0 million. Based on our current operating plan, we expect that our cash and cash equivalents will be insufficient to allow us to fund our current operating plan through at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report. As described above, we have initiated a process to explore a full range of strategic alternatives to advance our promising platform and drug development pipeline to maximize stockholder value. The outcome of our strategic review process will inform our future funding requirements, however, because of the numerous risks and uncertainties associated with the strategic review process, we are unable to estimate our current operating capital requirements.
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
Cash Flows
The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,968)	$(34,112)
Investing activities	416	—
Financing activities	(32,412)	388
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(35,964)	$(33,724)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $4.0 million compared to $34.1 million for the six months ended June 30, 2025. The decrease in cash used for operating activities of $30.1 million is the result of receipt of a $21.0 million payment from Jazz related to the Purchase Agreement in May 2026, combined with various cost reduction initiatives implemented during the six months ended June 30, 2026. Our operating expenses, excluding non-cash expenses, have decreased $6.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Similarly, our cash used to pay down our current liabilities, net of prepayments, has decreased $5.3 million due to our lower operating costs. During the six months ended June 30, 2026, we incurred higher lease payments of $2.4 million compared to the six months ended June 30, 2025 due to the termination of our lease in May 2026. Finally, interest income recognized during the six months ended June 30, 2026 decreased by $1.1 million compared to the six months ended June 30, 2025.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 was $0.4 million, which represents proceeds from the sale of property and equipment during the period. No investing activities occurred during the six months ended June 30, 2025.
Financing Activities
Net cash used for financing activities for the six months ended June 30, 2026 was $32.4 million, which represents the repayment of amounts owed under the K2HV Loan Agreement during the period, plus payment of fees incurred for extinguishment of the note payable. Net cash provided by financing activities for the six months ended June 30, 2025 was $0.4 million, and primarily consisted of net proceeds of $0.3 million from our ATM Offering.
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
Term Loan Facility
See “Liquidity and Capital Resources – Sources of Liquidity – Term Loan Facility” for descriptions of the K2HV Loan Agreement and the repayment thereof.
Lease Agreement
The lease for office and laboratory space that we entered into in June 2021 commenced in May 2022 and was scheduled to expire in May 2030. On May 7, 2026, we entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination”) with ARE-770/784/790 Memorial Drive, LLC (the “Landlord”), pursuant to which we and the Landlord agreed to terminate that certain lease, dated June 1, 2021, as amended, by and between us and the Landlord (the “Lease”), effective October 31, 2026 or such sooner date as a party provides notice in accordance with the Lease Termination

(the “Lease Termination Date”). Under the Lease, we leased approximately 25,778 square feet of space, consisting of the entire building located at 200 Talcott Avenue, Watertown, Massachusetts. Pursuant to the Lease Termination, we paid the Landlord an aggregate termination fee of $2.7 million, which represented full satisfaction of all remaining payments and other financial obligations due from us to the Landlord under the Lease, including, without limitation, Base Rent (as defined in the Lease) for the months of May 2026 through October 2026. On July 1, 2026, the Landlord exercised its option to accelerate the Lease Termination Date to July 31, 2026, and we have no further rent obligations under the Lease after that date.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which include, but are not limited to those related to accrued expenses, assumptions used in the valuation of stock-based compensation expense and the fair value of the derivative liability. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions and conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2025 Annual Report, which was filed with the SEC on March 27, 2026. During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies from those previously disclosed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of June 30, 2026, we had cash and cash equivalents of $22.0 million, an accumulated deficit of $485.3 million and during the six months ended June 30, 2026 we used $4.0 million in cash and cash equivalents to fund operating activities. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued in this Quarterly Report, and we expect continuing operations beyond the near term will require additional liquidity. We have not established a source of revenue to fund operating activities and we have no dedicated source of liquidity available to us other than our ATM Offering. We have been in the past and are currently subject to General Instruction I.B.6 of Form S-3, which may limit our ability to sell shares of our common stock through the ATM Offering for the foreseeable future. We may also be required to reduce our current spending requirements where possible.
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
In February 2026, we announced a plan to explore strategic alternatives to maximize near and long-term stockholder value, which include the Asset Sale described above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Asset Purchase Agreement; Termination of Collaboration Agreement” and may also include a sale of our company, a business combination or merger, a sale of assets, licensing or collaboration arrangements, or other strategic transactions. We do not have a defined timeline for the exploration and evaluation of strategic alternatives, and there can be no assurance that the process will result in any strategic alternative being announced or consummated. Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.

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
We have incurred significant operating losses since our inception and have not yet generated any product revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue. Our net loss was $9.9 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $485.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as WTX-124 and WTX-330 advance through development, and any future product candidates advance through preclinical studies and into and through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as a public company. If we obtain marketing approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
•successfully complete preclinical studies;
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to produce positive results in preclinical studies or clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.
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
Presently we have certain intellectual property rights, under patents and patent applications that we own or will own and under the Harpoon Agreement, related to WTX-124, WTX-330, WTX-712, WTX-518, WTX-921, WTX-1011, WTX-2022 and other product candidates we may develop in the future. Our development of additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain INDUKINE and INDUCER constructs we may not be able to obtain intellectual property to broad INDUKINE or INDUCER polypeptides or engineered INDUKINE or INDUCER constructs.
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
In February 2026, we implemented a reduction in force affecting approximately 64% of our workforce as part of a restructuring plan intended to better align our resources with our pursuit of strategic alternatives. In May 2026, an additional reduction in force occurred, representing 36% of our workforce at that time. Additional risks associated with the continuing impact of our restructuring plan include employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, and adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future). If we do not realize the expected benefits of our restructuring plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
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
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
We have received a notice from Nasdaq that we are not in compliance with the minimum bid price requirement for continued listing, and our common stock may be delisted if we do not regain compliance.
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
As of the date of this Quarterly Report, we have not regained compliance with the minimum bid price requirement. If we do not regain compliance by August 3, 2026, we may be eligible for an additional 180‑day compliance period if, at that time, we satisfy the requirements for continued listing (other than the minimum bid price requirement) applicable to companies listed on the Nasdaq Capital Market and we notify Nasdaq of our intent to cure the deficiency. There can be no assurance that we would be eligible for a second compliance period or that we would regain compliance during any such period. If we do not regain compliance and are not eligible for, or fail to regain compliance during, a second compliance period, the Staff will notify us that our common stock is subject to delisting, which determination we may appeal to a Nasdaq Hearings Panel. Our common stock would remain listed pending the panel's decision, although there can be no assurance that any such appeal would be successful.
Any delisting of our common stock from Nasdaq would have a material adverse effect on the market for, and liquidity and price of, our common stock and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares of our common stock in the public market.
The price of our common stock could be subject to volatility related or unrelated to our operations.
Our stock price is likely to be volatile. For example, from January 1, 2025, until July 27, 2026, our stock price has ranged from $0.27 to $2.38. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at an attractive price or at all. The market price for our common stock may be influenced by many factors, including:
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
Item 5. Other Events.
Nasdaq Continued Listing Matters
As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026, on February 4, 2026, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Notice had no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol "HOWL."
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 3, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this compliance period, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). As of the date of this Quarterly Report on Form 10-Q, we have not regained compliance with the Minimum Bid Requirement.
If we do not regain compliance with the Minimum Bid Requirement by August 3, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer the listing of our common stock to the Nasdaq Capital Market and to satisfy the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement. Among those initial listing standards is a requirement, under the equity standard set forth in Nasdaq Listing Rule 5505(b)(1), that we maintain stockholders’ equity of at least $5.0 million. To effect any such transfer, we would also be required to pay an application fee to Nasdaq and to provide written notice to the Staff of our intention to cure the Minimum Bid Requirement deficiency during the second compliance period, including, if necessary, by effecting a reverse stock split.
As reflected in our condensed consolidated balance sheet as of June 30, 2026 included in Part I, Item 1 of this Quarterly Report, we had total stockholders' equity of $16.3 million, which exceeds the $5.0 million stockholders' equity requirement under the Nasdaq Capital Market equity standard described above. Based on our current financial condition and anticipated cash utilization, we currently expect that our stockholders' equity will remain in excess of $5.0 million through August 3, 2026.
We intend to continue to monitor the closing bid price of our common stock and to evaluate the options available to us to regain compliance with, or otherwise address, the Minimum Bid Requirement, including a transfer of the listing of our common stock to the Nasdaq Capital Market in order to obtain the additional 180 calendar day compliance period described above. There can be no assurance, however, that we will regain compliance with the Minimum Bid Requirement during the initial compliance period, that we will be eligible for, or that Nasdaq will grant, the additional compliance period, that we will continue to satisfy the stockholders' equity requirement or the other initial listing standards of the Nasdaq Capital Market, or that we will otherwise maintain compliance with the applicable Nasdaq listing requirements. Our ability to maintain stockholders' equity in excess of $5.0 million is subject to a number of risks and uncertainties, including those described under Part II, Item 1A, "Risk Factors,"

in this Quarterly Report and the substantial doubt about our ability to continue as a going concern described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. If our common stock were to be delisted from Nasdaq, the liquidity and market price of our common stock, and our ability to raise capital, could be materially and adversely affected.

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

10.1*‡	Asset Purchase Agreement dated as of May 6, 2026, by and between Werewolf Therapeutics, Inc. and Jazz Pharmaceuticals Ireland Limited.
10.2*‡	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated as of May 7, 2026, by and between Werewolf Therapeutics, Inc. and ARE-770/784/790 Memorial Drive, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Werewolf Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.
‡	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and certain identified information has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the Registrant customarily and actually treats as private or confidential. The Registrant agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEREWOLF THERAPEUTICS, INC.

Date: July 31, 2026	By:	/s/ Daniel J. Hicklin
Daniel J. Hicklin, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Michael J. Urban
Michael J. Urban
Vice President of Finance and Corporate Controller (Principal Financial and Accounting Officer)